Form 10-Q
period 2008-06-30
ecoSolutions Intl
filed 2008-08-15
CIK 1429136

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
________________________________

FORM 10-Q

(MARK ONE)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED June 30, 2008

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

COMMISSION FILE NUMBER: 0-53225

ECOSOLUTIONS INTL
(Exact name of registrant as specified in its charter)

Nevada	04-3803966
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

295 East Main Street, Suite 1,
Ashland, Oregon 97520
(Address of principal executive offices)

(541) 552-9360
Issuer’s telephone number:

(Former Name or Former Address, if Changed Since Last Report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:
Yes ☐ No ☒.

Indicate by check mark whether the registrant is a large accelerated filer, a non-accelerated filer, or a smaller reporting company.

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☒

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date:
As of August 13, 2008, the issuer had 24,339,484 shares of common stock outstanding.

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):
Yes ☐ No ☒

ECOSOLUTIONS INTL
FORM 10-Q
For the quarterly period ended June 30, 2008

PART I

ITEM 1. FINANCIAL STATEMENTS.

ecoSolutions Intl (Formerly 360 Interchange, Inc.)
Condensed Balance Sheets

	June 30,	December 31,
	2008	2007
	(Unaudited)
Assets

Current assets:
Cash	$41,137	$10,755
Accounts receivable	10,823	100,351
Finished goods inventory	4,229	20,250
Prepaid expenses and advances	42,604	112,697

Total current assets	98,793	244,053

Property and equipment, net of accumulated depreciation	83,381	85,862
Deferred financing costs	34,444	0
Accounts receivable non-current (related party - see Note 6)	24,270	21,271
Security deposits	4,871	4,871

	$245,759	$356,057

Liabilities and Stockholders’ Deficit

Current liabilities:
Accounts payable (related party balances of $40,281 - see Note 6)	$190,327	$177,312
Accrued liabilities	38,999	277,993
Customer deposits liability	105,000	105,000
Accrued payroll - officer/stockholder	5,670	14,726
Current portion of loans and interest payable (related party balances of $1,199,268 and $407,200, respectively)	1,210,540	493,906

Total current liabilities	1,550,536	1,068,937

Loans and interest payable, (including related party balances of $1,225,945 and $1,818,535, respectively, less current portion)	1,259,202	2,078,851

Total liabilities	2,809,738	3,147,788

Stockholders’ deficit:
Convertible preferred stock, par value $.001; convertible 10 common for 1 preferred; 20,000,000 shares authorized; 0 and 765,615 shares issued and outstanding at June 30, 2008 and December 31, 2007	-	766
Common stock, par value $.001; 100,000,000 shares authorized; 24,339,484 and 10,337,500 shares issued and outstanding at June 30, 2008 and December 31, 2007, respectively	24,339	10,338
Additional paid-in capital	1,748,938	787,729
Accumulated deficit	(4,337,256)	(3,590,564)

Total stockholders’ deficit	(2,563,979)	(2,791,731)

	$245,759	$356,057

The accompanying notes are an integral part of these condensed financial statements.

ecoSolutions Intl (Formerly 360 Interchange, Inc.)
Condensed Statements of Operations
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30, 2008	June 30, 2007	June 30, 2008	June 30, 2007

Gross sales	$225,707	$156,075	$1,959,512	$174,173
Shipping revenue	17,472	26,273	41,766	30,343
Services income from related party	1,500	1,500	3,000	3,000

Total revenues	244,679	183,848	2,004,278	207,516

Cost of goods sold	202,486	155,422	1,578,692	175,634

Gross profit	42,193	28,426	425,586	31,882

Selling, general and administrative expenses:
Payroll and benefits	247,775	154,874	506,300	305,041
Other selling, general and administrative expenses	343,189	167,577	511,566	366,377

Total selling, general and administrative expenses	590,964	322,451	1,017,866	671,418

Operating loss	(548,771)	(294,025)	(592,280)	(639,536)

Interest expense, net	54,961	46,081	154,412	84,031

Net loss	$(603,732)	$(340,106)	$(746,692)	$(723,567)

Net loss per share, basic and diluted	$(0.03)	$(0.03)	$(0.04)	$(0.07)

Weighted average shares used in per share calculations:
Basic and diluted	19,429,575	10,170,833	19,429,575	10,170,833

The accompanying notes are an integral part of these condensed financial statements.

ecoSolutions Intl (Formerly 360 Interchange, Inc.)
Condensed Statements of Stockholders' Deficit

					Additional		Total
	Preferred Stock		Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit

Balance at December 31, 2006	765,615	$766	9,982,333	$9,982	$612,310	$(2,082,612)	$(1,459,554)

Issuance of common stock for cash	-	-	166,667	167	24,833	-	25,000

Issuance of common stock for services	-	-	188,500	189	39,631	-	39,820

Stock option compensation expense	-	-	-	-	110,955	-	110,955

Net loss	-	-	-	-	-	(1,507,952)	(1,507,952)

Balance at December 31, 2007	765,615	$766	10,337,500	$10,338	$787,729	$(3,590,564)	$(2,791,731)

Issuance of common stock for cash	-	-	4,645,320	4,645	563,333	-	567,978

Issuance of common stock for services	-	-	186,666	187	43,113	-	43,300

Conversion of preferred stock	(765,615)	(766)	7,656,150	7,656	(6,890)	-	-

Exercise of stock options	-	-	25,000	25	-	-	25

Stock option compensation expense	-	-	-	-	153,772	-	153,772

Conversion of promissory notes including beneficial conversion feature	-	-	1,488,848	1,488	207,881	-	209,369

Net loss	-	-	-	-	-	(746,692)	(746,692)

Balance at June 30, 2008 (Unaudited)	-	$-	24,339,484	$24,339	$1,748,938	$(4,337,256)	$(2,563,979)

The accompanying notes are an integral part of these condensed financial statements.

ecoSolutions Intl (Formerly 360 Interchange, Inc.)
Condensed Statements of Cash Flows
Increase (Decrease) in Cash
(Unaudited)

	Six Months Ended
	June 30, 2008	June 30, 2007
Cash flows used for operating activities:
Net loss	$(746,692)	$(723,567)

Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation	13,088	10,518
Issuance of common stock for services	43,300	39,820
Stock option compensation expense	153,772	51,193
Convertible promissory note beneficial conversion feature	41,874	-

Changes in assets and liabilities:
(Increase) decrease in assets:
Accounts receivable	86,529	(4,595)
Finished goods inventory	16,021	(42,806)
Prepaid expenses and advances	70,093	(2,282)
Deferred financing costs	(34,443)	-

Increase (decrease) in liabilities:
Accounts payable and accrued liabilities	(225,980)	103,263
Customer deposits liability	(9,056)	1,458

Net cash used for operating activities	(591,494)	(566,998)

Cash flows used for investing activities :
Acquisition of property and equipment	(10,607)	(4,241)

Cash flows provided by financing activities:
Borrowings on notes payable	64,480	508,632
Proceeds from issuance of common stock	568,003	-

Net cash provided by financing activities	632,483	508,632

Net increase (decrease) in cash	30,382	(62,607)
Cash, beginning of period	10,755	77,621

Cash, end of period	$41,137	$15,014

Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$19,714	$21,919

Supplemental disclosure of non-cash financing activities:
Conversion of promissory notes to common stock	$167,495	$-

The accompanying notes are an integral part of these condensed financial statements.

ecoSolutions Intl (Formerly 360 Interchange, Inc.)
Notes to Condensed Financial Statements
Quarterly Period Ended June 30, 2008

(1)	Summary of Significant Business and Accounting Policies:

Business Organization

ecoSolutions Intl (formerly 360 Interchange, Inc.) (the “Company”) was founded on July 24, 2004 as an Oregon corporation. The Company reincorporated in Nevada on January 3, 2005. No discontinuance of Company operations occurred during this period. On March 17, 2008, the Company changed its name to ecoSolutions Intl.

Business Activity

The Company sources products from overseas, selling to various retailers, distributors or manufacturing customers located in the United States or overseas. Through June 30, 2008, the Company’s product sourcing has originated from Asia, with major product categories of wood flooring products and foam products such as yoga mats and flooring underlayment. The Company has developed exclusive business arrangements with certain Asian manufacturers to market and sell eco-friendly products, focusing on selling plastic alternatives to polyvinyl chloride (PVC).

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (GAAP) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Fair Value

Unless otherwise indicated, the fair values of all reported assets and liabilities, which represent financial instruments, none of which are held for trading purposes, approximate carrying values of such amounts.

ecoSolutions Intl (Formerly 360 Interchange, Inc.)
Notes to Condensed Financial Statements
Quarterly Period Ended June 30, 2008

(1)	Summary of Significant Business and Accounting Policies (Continued):

Going Concern and Basis of Presentation

The condensed financial statements have been prepared on a going concern basis which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company incurred a net loss of $603,732 for the three months ended June 30, 2008 and a net loss of $746,692 for the six months ended June 30, 2008. The Company had a working capital deficiency of $1,451,743 and an accumulated deficit of $4,337,256 as of June 30, 2008. Those factors raise substantial doubt about the Company’s ability to continue as a going concern for a reasonable period of time. Management’s intention is set forth in a business plan which assumes increased operating revenues and additional financing. The ability of the Company to continue as a going concern is dependent on the plan’s success, as well as, achieving profitable operations in the future. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

The Company’s operating results will fluctuate for the foreseeable future.  Therefore, period-to-period comparisons should not be relied upon as predictive of the results in future periods.  The results of operations for the six months ended June 30, 2008 are not necessarily indicative of the results to be expected for any subsequent periods or for the entire fiscal year.

The accompanying condensed balance sheet as of December 31, 2007, which has been derived from audited financial statements, and the unaudited interim condensed financial statements as of June 30, 2008 have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 8-03 of Regulation S-X and therefore do not include all of the information and footnotes required by accounting principles accepted in the United States for comparable annual financial statements. In the opinion of the management of the Company, the accompanying unaudited condensed financial statements include all adjustments, including those that are normal and recurring considered necessary to present fairly the financial position as of June 30, 2008, and the results of operations for the period presented. Certain notes and other information have been condensed or omitted from the interim condensed financial statements presented in this quarterly report. For further information, refer to Item 2 – “Financial Information” on our Form 10 filed with the SEC on August 11, 2008.

Certain reclassifications have been made to prior years to conform to the current year presentation. These reclassifications had no impact on the statement of operations for any period. These changes include the reclassification of related party accounts receivable from current to non-current assets due to management’s assessment of the timing of collectability of the receivable.

Other comprehensive net loss was equal to total net loss for the periods presented in the condensed statements of operations. Accordingly, a statement of other comprehensive net loss has not been presented.

ecoSolutions Intl (Formerly 360 Interchange, Inc.)
Notes to Condensed Financial Statements
Quarterly Period Ended June 30, 2008

(1)	Summary of Significant Business and Accounting Policies (Continued):

Revenue Recognition

Revenue is recognized when title passes from the Company to the customer, generally when product is received by the customer, using F.O.B. destination terms. Accounts receivables are presented at the full value for which no reserves have historically been required. No amount of receivables serves as collateral for borrowings.

In accordance with Emerging Issues Task Force 99-19, “Reporting Revenue Gross as a Principal versus Net as an Agent” (EITF 99-19), beginning in January 2006 with orders booked, the Company began acting as a principal in the revenue transactions, assuming the risks and reward of ownership until a sale is complete by assuming general inventory and credit risks, being the primary obligor in the transaction and having latitude in establishing price and supplier selection as set forth in the guidance. As a principal in the revenue transactions, the Company reports revenues on the gross method.

The Company recognizes revenue in accordance with SEC Staff Accounting Bulletin No. 104, "Revenue Recognition in Financial Statements" ("SAB 104"), as amended. SAB 104 requires that the following four basic criteria must be met before revenue can be recognized: 1) persuasive evidence of an arrangement exists; 2) delivery has occurred or services have been rendered; 3) the fee is fixed and determinable; and 4) collectibility is reasonably assured.

In accordance with Emerging Issues Task Force 00-10, “Accounting for Shipping and Handling Fees and Costs” (EITF 00-10), freight income is recognized in the period when gross sales are recognized, for those customer orders where the Company charges the customer for delivery of their products.

The Company does not have rights of product returns with its customers, however the return of products, which are non-conforming would be replaced. The Company does not provide for product warranties. The Company does not maintain reserves for product returns or warranties as historical loss experiences have been immaterial.

Fees are also generated for management services provided to Patridge & Company of Nevada LLC, a company in which William Patridge, President, Chief Executive Officer, Chairman and principal stockholder of the Company is the managing member. These fees are recognized within services income when the services occur.

ecoSolutions Intl (Formerly 360 Interchange, Inc.)
Notes to Condensed Financial Statements
Quarterly Period Ended June 30, 2008

(1)	Summary of Significant Business and Accounting Policies (Continued):

Cash

For purposes of the balance sheet and statement of cash flows, cash equivalents include all highly liquid debt instruments with original maturities of three months or less which are not securing any corporate obligations.

The Company maintains its cash in bank deposit accounts, which, at times, may exceed federally insured limits. The Company has not experienced any losses in such accounts.

Inventory

Inventory consists of finished goods including freight and is valued at the lower of cost (weighted average method) or market.

Property and Equipment

Property and equipment are stated at cost. Depreciation of property and equipment is calculated on the straight-line method over the estimated useful lives of the assets. Estimated lives of major classes of property and equipment are automobiles (6 years), computer equipment, telephone equipment, camera equipment and computer software (3 to 4 years) and furniture and fixtures and leasehold improvements (10 years). The Company has no betterments or renewals. Repairs and maintenance is expensed as incurred.

Income Taxes

The Company accounts for income taxes in accordance with SFAS No. 109, "Accounting for Income Taxes" ("SFAS 109"). Deferred taxes are provided on the liability method whereby deferred tax assets are recognized for deductible temporary differences, and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax bases. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

ecoSolutions Intl (Formerly 360 Interchange, Inc.)
Notes to Condensed Financial Statements
Quarterly Period Ended June 30, 2008

(1)	Summary of Significant Business and Accounting Policies (Continued):

In July 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (FIN 48), an Interpretation of FASB Statement No. 109 (SFAS 109). FIN 48 provides detailed guidance for the financial statement recognition, measurement and disclosure of uncertain tax positions recognized in an enterprise's financial statements in accordance with SFAS 109. Income tax positions must meet a more-likely-than-not recognition threshold at the effective date to be recognized upon the adoption of FIN 48 and in subsequent periods. The Company adopted FIN 48 effective January 1, 2007, and the provisions of FIN 48 will be applied to all income tax positions commencing from that date. The adoption of this guidance did not have a material impact on the Company's financial statements.

Stock-Based Compensation

Commencing January 1, 2006, the Company adopted Statement of Financial Accounting Standard No. 123R, “Share Based Payment” (“SFAS 123R”), which requires all share-based payments, including grants of stock options, to be recognized in the income statement as an operating expense, based on fair values. The effect on net income upon adoption of SFAS 123R was not materially different than as reported if the fair-value-based method had been applied to all outstanding and unvested awards.

Advertising

Advertising costs are expensed as incurred and totaled $0 and $1,281 for the three months ended June 30, 2008 and 2007, respectively. For the six months ended June 30, 2008 and 2007, respectively, advertising costs were $0 and $3,428.

Shipping and Handling Charges

For customers whom the Company arranges shipping and handling charges, these charges are included in costs of goods sold in accordance with EITF 00-10.

Segment Reporting:

Statement of Financial Accounting Standards No. 131, “Disclosures about Segments of an Enterprise and Related Information” (“SFAS131”), establishes standards for reporting information on operating segments in interim and annual financial statements. In accordance with this guidance, the Company has determined that it has one operating segment. The company has historically sold wood flooring, foam underlayment for flooring and yoga mats and is in the process of transitioning to the manufacturing of eco-friendly plastic alternatives. The chief operating decision-makers review the Company’s operating results on a consolidated basis, discrete financial information is not available for each product line and the operations are managed as a single operating segment.

ecoSolutions Intl (Formerly 360 Interchange, Inc.)
Notes to Condensed Financial Statements
Quarterly Period Ended June 30, 2008

(2)	Customer Concentrations:

Included in accounts receivable are $10,823 due from three customers at June 30, 2008 and $100,351 due from four customers at December 31, 2007. Sales earned from these customers amounted to $144,708 for the six months ended June 30, 2008. For the three months ended June 30, 2008, two customers in our wood flooring and foam products accounted for approximately eighty-three percent (83%) of our sales revenues. For the six months ended June 30, 2008, one customer in our wood flooring products accounted for approximately eighty-seven percent (87%) of our sales revenues.

(3)	Property and Equipment:

Property and equipment as of June 30, 2008 and December 31, 2007 consists of the following:

	(Unaudited)
	June 30,	December 31,
	2008	2007

Automobiles	$69,798	$69,798
Computer equipment	32,229	24,356
Furniture and fixtures	19,050	18,820
Computer software	13,018	12,503
Leasehold improvements	12,262	12,262
Camera equipment	1,578	1,578
Telephone equipment	3,273	1,284

	151,208	140,601
Less accumulated depreciation	67,827	54,739

	$83,381	$85,862

Depreciation expense amounted to $6,753 and $5,273 for the three months ended June 30, 2008 and 2007, respectively and $13,088 and $10,518 for the six months ended June 30, 2008 and 2007, respectively. Automobiles with a net book value of $41,087 are collateralized against automobile loan balances of $44,529 as of June 30, 2008.

ecoSolutions Intl (Formerly 360 Interchange, Inc.)
Notes to Condensed Financial Statements
Quarterly Period Ended June 30, 2008

(4)	Loans Payable and Accrued Interest:

Loans payable and accrued interest as of June 30, 2008 and December 31, 2007 are summarized as follows:

	(Unaudited)
	June 30,	December 31,
	2008	2007

Note payable including interest to William Patridge, President and CEO, for funding of the Company bearing interest at 10.0% (which commenced accrual as of January 2006), due January 2010, payable as $305,000 in 2008, $894,268 in 2009 and $1,225,945 in 2010	2,425,213	2,168,535

Automobile loan payable, bearing interest at 5.3%, secured by automobile, payable in monthly principal and interest installments of $822, matures June 2011	27,300	31,445

Automobile loan payable, bearing interest at 7.5%, secured by automobile, payable in monthly principal and interest installments of $321, matures December 2013	17,229	18,477

Southern Oregon Regional Economic Development, Inc. loan payable, bearing interest at 8.0%, secured by business assets and assets owned by William Patridge, the principal stockholder, payable in monthly principal and interest installments of $2,427 beginning September 2006, due August 2016	-	182,700

Convertible promissory notes including interest, bearing interest at 8.0%, payable in semi-annual interest installments, maturities due December 2008 through May 2009	-	171,600

	2,469,742	2,572,757
Less current portion	1,210,540	493,906

	$1,259,202	$2,078,851

ecoSolutions Intl (Formerly 360 Interchange, Inc.)
Notes to Condensed Financial Statements
Quarterly Period Ended June 30, 2008

(4)	Loans Payable and Accrued Interest (Continued):

As of June 30, 2008, the note payable including interest to William Patridge, President and Chief Executive Officer, was $2,425,213 for funding of the Company. This note began bearing interest at 10.0% on January 1, 2006 and is due January 2, 2010. Installment payments on this note are $45,000 due on March 31, 2008, $215,000 due on June 30, 2008, $15,000 due at the end of each month in 2008 except March and June, $894,268 due on January 2, 2009 and $1,225,945 due on January 2, 2010. The $215,000 amount due June 30, 2008 was not paid. According to the terms of the promissory note with Patridge, the loan is not in default during 2008 if payments are not made.

On January 3, 2008, the loan balance with Southern Oregon Regional Economic Developments, Inc (SOREDI) of $182,700 was paid off by William Patridge. The Company’s liability to SOREDI decreased to zero on that date with the liability owed to William Patridge increased by $184,164, representing the principal balance of $182,700 plus additional accrued interest to payoff the balance.

Convertible promissory notes of $165,000 were issued during December 2006 through May 2007. These notes bear interest at 8.0% and mature in two years from issue date. The notes contain a feature enabling the holder to convert the note, including accrued but unpaid interest if the holder of the note desires, to common stock of the Company. The shares are convertible at a conversion price of 75% on the date the Company receives the request from the Lender. On March 10, 2008, all Lenders converted their note holdings aggregating $167,495 into common stock of the Company. This represented principal balances of $165,000 plus accrued interest of $2,495. The number of shares issued to the holders was 1,488,848, representing shares converted at 75% of the estimated fair market value of $0.15 per share or $0.1125 per share. Upon conversion on that date, the convertible promissory notes were cancelled. In accordance with Emerging Issues Task Force Abstract 98-5, “Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios” (EITF 98-5), at the time of issuance, the beneficial conversion feature was calculated but not recorded as this feature was dependent on a future event. On the date of conversion when the future event contingency was resolved, the beneficial conversion feature of $41,874 was recorded as a charge to interest expense and an increase to additional paid in capital.

In accordance with SFAS 133 “Accounting for Derivative Instruments and Hedging Activities,” SFAS 150 “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity”, EITF 00-19 “Accounting for Derivative Financial Instruments Indexed To, and Potentially Settled In, a Company’s Own Stock” and EITF 05-02 “Meaning of Conventional Convertible Debt Instrument in Issue No. 00-19”, such notes were conventional convertible and no separate derivative accounting was considered necessary.

ecoSolutions Intl (Formerly 360 Interchange, Inc.)
Notes to Condensed Financial Statements
Quarterly Period Ended June 30, 2008

(4)	Loans Payable and Accrued Interest (Continued):

The aggregate maturities of long-term debt at June 30, 2008 were as follows (unaudited):

Year ending December 31,
2008	$310,555
2009	905,868
2010	1,238,237
2011	8,040
2012	3,435
Thereafter	3,607

$2,469,742

(5)	Deferred Costs:

During the quarter ended June 30, 2008, the Company incurred $34,444 in direct costs associated with the efforts to raise capital for the business. In accordance with Staff Accounting Bulletin 5, “Miscellaneous Accounting,” Topic A, “Expenses of Offering,” these costs were capitalized and are reported as a long-term asset on the accompanying Condensed Balance Sheet. Upon the completion of an offering these costs will be offset against equity proceeds or amortized over the term of financing proceeds. The Company expects to continue capital raising activities through 2008.

(6)	Related Party Transactions:

The Company’s office business facility located in Ashland, Oregon is owned by Main and Second Street LLC, a company which William Patridge, Chairman, Chief Executive Officer, President and principal stockholder of the Company is the sole managing member and is not a variable interest entity per FASB Interpretation 46R, “Consolidation of Variable Interest Entities (as amended)” (FIN 46R). Rent expense was accrued but not paid per agreement with William Patridge since inception through December 31, 2007. Beginning January 1, 2008, the Company has paid the monthly rent due. The monthly terms are set at a fixed price, which can increase with notification from Main and Second Street LLC. The rental agreement is not collateralized. The liability to Main and Second Street LLC as of June 30, 2008 and December 31, 2007 of $40,281 is classified within current liabilities as payment is expected within the next twelve months.

Fees for management services provided by the Company to Patridge & Company of Nevada LLC are recorded as services income and recorded in non-current accounts receivable as services are incurred. William Patridge is the managing member of Patridge & Company of Nevada LLC. As of December 31, 2007, the non-current accounts receivable balance was $21,271 and fees earned for 2007 were $6,000. As of June 30, 2008, the noncurrent accounts receivable balance was $24,270 and fees earned for the six months ended June 30, 2008 were $3,000. As of June 30, 2008, the amount past due over ninety days is $22,770. This non-interest bearing accounts receivable balance is classified as a non-current asset as a likelihood exists that collection over the next twelve months may not occur. However, the Company anticipates full collectability in the long-term.

The Company’s operations through June 30, 2008 have been funded by common stock purchases, convertible promissory notes, outside loans, loans from William Patridge, President and Chief Executive Officer and cash flow from operating activities. As of June 30, 2008, the Company has a note payable including accrued interest to William Patridge of $2,425,213 bearing interest at 10.0% starting January, 2006. This note is due in installment payments beginning from March 2008 through January 2010. The June 30, 2008 payment of $215,000 was not made, however the Company is not in default under the terms of the promissory note (see Note 4).

ecoSolutions Intl (Formerly 360 Interchange, Inc.)
Notes to Condensed Financial Statements
Quarterly Period Ended June 30, 2008

(7)	Leases:

The Company maintains an office in Shanghai, China that is obligated under a non-cancelable operating lease for office space that expires in July 2009. The office space in Ashland, Oregon, rented from Main and Second Street LLC, is on a month-to-month basis. The Company leases a company automobile with lease payments beginning November 2007 and ending October 2012. Total lease expense for all leases was $20,061 and $14,042 for the three months ended June 30, 2008 and 2007, respectively. For the six months ended June 30, 2008 and 2007, respectively, total lease expense for all leases was $39,693 and $28,082. Lease expense is recorded within other selling, general and administrative expenses in the Condensed Statements of Operations.

The aggregate future minimum annual lease payments under non-cancelable operating leases as of June 30, 2008 were as follows (unaudited):

Year ending December 31,
2008	$23,724
2009	35,713
2010	19,284
2011	19,284
2012	14,463
Thereafter	-

$112,468

(8)	Convertible Preferred Stock:

On November 10, 2006, certain current liabilities owing (or balances outstanding) as of September 30, 2006, owed to William Patridge, Chairman, Chief Executive Officer, President and principal stockholder of the Company and his affiliated companies, were retired and converted to preferred stock. The Articles of Incorporation of the Company were restated on November 10, 2006 to authorize 100,000,000 shares of common stock and 20,000,000 shares of preferred stock, each having a $.001 par value. Each share of preferred stock may be converted into ten shares of common stock as fully paid and non-assessable common stock and carries ten to one voting rights. The rights and privileges of the convertible preferred stock include dividend rights and there are no liquidation or call preferences. The preferred stock does not carry any other rights other than the foregoing. In exchange for $248,825 of current liabilities owed to William Patridge and his affiliated companies, 765,615 shares of preferred stock were issued to William Patridge.

In accordance with EITF Abstract 98-5, “Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios” (EITF 98-5), and EITF Abstract 00-27, “Application of Issue No. 98-5 to Certain Convertible Instruments” (EITF 00-27), the preferred shares had no beneficial conversion option and intrinsic value because they were issued at estimated fair market value at a point in time where there was no public trading vehicle for our common stock.

ecoSolutions Intl (Formerly 360 Interchange, Inc.)
Notes to Condensed Financial Statements
Quarterly Period Ended June 30, 2008

(8)	Convertible Preferred Stock (Continued):

On May 28, 2008, William Patridge converted his preferred stock holdings to common stock of the Company. His preferred stock holdings of 765,615 shares were converted at a one to ten ratio resulting in 7,656,150 shares of common stock issued to him.

ecoSolutions Intl (Formerly 360 Interchange, Inc.)
Notes to Condensed Financial Statements
Quarterly Period Ended June 30, 2008

(9)	Stock Options:

The Company has granted non-qualified and incentive stock option agreements (the “Agreements”) to certain employees, advisors, consultants and board members. The Agreements provide for the grant of stock options, exercisable for shares of the Company’s common stock. In May 2007, the Board of Directors, by unanimous written consent, adopted the 2007 Equity Incentive Plan and Incentive Stock Option agreement. For the six months ended June 30, 2008, the Company granted options to purchase 1,565,000 shares of the Company’s common stock. These options were granted with an exercise price ranging from $0.15 to $0.45 per share. These options vest over three years and expire in five years. For the six months ended June 30, 2008, 25,000 options were exercised and 60,000 options forfeited with 4,204,500 options outstanding.

A summary is as follows:

			Weighted
		Weighted	Average
		Average	Remaining
	Number	Exercise	Contractual
	of shares	Price	Life

Balance at December 31, 2007	2,724,500	$.210	3.74

Granted	1,565,000	$.324
Exercised	(25,000)	.001
Forfeited	(60,000)	.084

Balance at June 30, 2008 (Unaudited)	4,204,500	$.255	3.63

Exercisable at June 30, 2008 (Unaudited)	1,377,168	$.251	2.68

Commencing January 1, 2006, the Company adopted Statement of Financial Accounting Standard No. 123R, “Share Based Payment” (“SFAS 123R”), which requires all share-based payments, including grants of stock options, to be recognized in the income statement as an operating expense, based on fair values.

The Company accounts for equity instruments issued in exchange for the receipt of goods or services from other than employees in accordance with SFAS 123R and the conclusions reached by the Emerging Issues Task Force, Issue 96-18, “Accounting for Equity Instruments That are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services”, (EITF 96-18). Costs are measured at the estimated fair market value of the consideration received or the estimated fair value of the equity instruments issued, whichever is more reliably measurable. The value of the equity instruments issued for consideration other than employee services is determined on the earlier of a performance commitment or completion of performance  by the provider of goods or services as defined by EITF 96-18. During the quarter ended June 30, 2008, the Company issued 1,075,000 options at a current fair market value at June 30, 2008 of $1,064,250.

Under SFAS 123R, forfeitures are estimated at the time of valuation and reduce expense ratably over the vesting period. This estimate is adjusted periodically based on the extent to which actual forfeitures differ, or are expected to differ, from the previous estimate. The Company utilized a 10% forfeiture rate. The Company recognized $116,313 and $26,457 of stock option expense and for the three months ended June 30, 2008 and 2007, respectively. For the six months ended June 30, 2008 and 2007, respectively, the Company recognized $153,772 and $51,193 of stock option expense. As of June 30, 2008, there was $1,156,428 of total unrecognized compensation cost related to non vested share-based compensation arrangements granted under existing stock option plans. The total fair value of shares vested and non vested as of June 30, 2008 was $1,732,014, of which $257,370 is attributed to employee options.

ecoSolutions Intl (Formerly 360 Interchange, Inc.)
Notes to Condensed Financial Statements
Quarterly Period Ended June 30, 2008

(9)	Stock Options (Continued):

The fair value of options granted to employees was estimated using the Black Scholes option-pricing model. These same assumptions were also used in applying the Black Scholes option-pricing model for any stock based option compensation paid to non-employees. For the quarter ended June 30, 2008, expected future volatility is based on review of historical volatilities for similar public companies. With the Company’s limited trading history and infancy in its product line, management believes that the historical volatility of the Company’s stock price does not best represent the expected volatility of the stock price. Management intends to continue to consistently use the same group of publicly traded peer companies to determine volatility in the future until such time that sufficient information regarding the volatility of the Company’s share price becomes available or unless the selected companies become unreliable for this purpose. The fair value of options at the date of grant and the assumptions utilized are indicated in the following table:

	(Unaudited)
	Three Months	Six Months
	Ended June 30,	Ended June 30,
	2008	2008

Weighted average of fair value at date of grant for options granted during the period	$.403	$.324

Risk-free interest rates	2.62%-2.83%	1.71%-2.83%
Expected option life in years	5	5
Expected stock price volatility	94%	94%-100%
Expected dividend yield	–	–

The following summarizes the activity of the Company’s non vested options for the six months ended June 30, 2008.

		Weighted
		Average
		Exercise
	Shares	Price

Non vested at December 31, 2007	2,198,837	$.189
Granted	1,565,000.324
Vested	(876,505)	.216
Forfeited	(60,000)	.084

Non vested at June 30, 2008 (Unaudited)	2,827,332	$.257

ecoSolutions Intl (Formerly 360 Interchange, Inc.)
Notes to Condensed Financial Statements
Quarterly Period Ended June 30, 2008

(10)	Shares Granted for Services:

Certain shares granted to consultants for services provided to the Company as independent contractors are restricted under a “Restricted Stock Agreement” established January 11, 2005. These shares are subject to forfeiture over the annual anniversary date of each three year period of the agreement if the Board of Directors determines that the consultant is no longer assisting the Company. In that case, such shares shall be returned to the Company for cancellation. If the Board of Directors determines that the consultant is assisting the Company over the annual anniversary date of each three year period, the consultant shall acquire an unrestricted right to one-third of the shares of stock. As of June 30, 2008, a total of 245,000 cumulative restricted shares had been granted with 148,333 shares issued as common stock and 96,667 shares cancelled. Compensation expense for services performed during the three months ended June 30, 2008 and 2007 was $0 and $1,564, respectively. For the six months ended June 30, 2008 and 2007, respectively, compensation expense was $188 and $3,664. Compensation expense is recorded in other selling, general and administrative expenses in the accompanying condensed statements of operations. Shares issued for such services during 2008 and 2007 were 41,666 and 41,667, respectively, representing a total fair value on June 30, 2008 of $41,249 and $41,250, respectively.

Services provided by consultants outside of the “Restricted Stock Agreement” were recorded as compensation expense in other selling, general and administrative expenses during the three month periods ending June 30, 2008 and 2007 of $22,350 and $0, respectively. For the six months ended June 30, 2008 and 2007, respectively, compensation expense was $22,350 and $9,525. Shares issued for such services during 2008 and 2007 were 145,000 and 146,833, respectively, representing a total fair value on June 30, 2008 of $143,550 and $145,365, respectively.

The fair market value of common stock used in the above calculations was determined during those timeframes based on the average price of the Company stock from private investors, the offering price under Rule 504 of Regulation D (see Note 11) and the closing prices of quotations on the Pink Sheets on the measurement date.

ecoSolutions Intl (Formerly 360 Interchange, Inc.)
Notes to Condensed Financial Statements
Quarterly Period Ended June 30, 2008

(11)	Loss per Share:

The Company has adopted Statement of Financial Accounting Standards No. 128, “Earnings per Share” (SFAS 128). SFAS 128 provides for the calculation of basic and diluted earnings per share. Basic earnings per share includes no dilution and is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution of securities that could share in the earnings of an entity, such as stock options, warrants or convertible securities. Loss per share is computed as net loss divided by the weighted average of common shares outstanding for the period, as follows:

	(Unaudited)
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007

Net loss available to common stockholders	$(603,732)	$(340,106)	$(746,692)	$(723,567)

Weighted average common shares outstanding, basic and diluted	19,429,575	10,170,833	19,429,575	10,170,833

Basic and diluted loss per share	$(0.03)	$(0.03)	$(0.04)	$(0.07)

Common stock equivalents, consisting of stock options, preferred stock, convertible promissory notes and restricted stock totaling in the aggregate 4,204,500 and 9,364,484 share equivalents as of June 30, 2008 and 2007, respectively, were not included in the computation of diluted earnings per share, as their inclusion would be anti-dilutive.

(12)	Rule 504 Offering:

On January 25, 2008, the Company closed its Rule 504 offering raising gross proceeds of $621,798 through 64 investors. This offering, which was approved by the state of Nevada on January 24, 2007 with additional registration approvals by qualification in the state of New York on March 16, 2007 and the state of Oregon on April 19, 2007, enabled the Company to offer common stock for purchase, within the terms of the Rule 504 filing. The Company was allowed to raise a minimum of approximately $500,000 with a maximum of approximately $1,000,000, which is the maximum allowed under Rule 504. Shares were offered at $0.15 per share, with a total of 4,345,320 shares issued under Rule 504 during 2008.

On March 18, 2008, the Company received approval from the Financial Industry Regulatory Authority (FINRA) to quote its common stock on the Pink Sheets LLC electronic trading platform (Pink Sheets). On April 14, 2008, the National Association of Securities Dealers Automated Quotation System (NASDAQ) approved the Pink Sheets quotation for the Company's new name, ecoSolutions Intl. The trading symbol assigned to the Company is ECOI.

ITEM 2. MANAGEMENTS’ DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

This Report, including any documents which may be incorporated by reference into this Report, contains “Forward-Looking Statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements other than statements of historical fact are “Forward-Looking Statements” for purposes of these provisions, including any projections of revenues or other financial items, any statements of the plans and objectives of management for future operations, any statements concerning proposed new products or services, any statements regarding future economic conditions or performance, and any statements of assumptions underlying any of the foregoing. All Forward-Looking Statements included in this document are made as of the date hereof and are based on information available to us as of such date. We assume no obligation to update any Forward-Looking Statement. In some cases, Forward-Looking Statements can be identified by the use of terminology such as “may,” “will,” “expects,” “plans,” “anticipates,” “intends,” “believes,” “estimates,” “potential,” or “continue,” or the negative thereof or other comparable terminology. Although we believe that the expectations reflected in the Forward-Looking Statements contained herein are reasonable, there can be no assurance that such expectations or any of the Forward-Looking Statements will prove to be correct, and actual results could differ materially from those projected or assumed in the Forward-Looking Statements. Future financial condition and results of operations, as well as any Forward-Looking Statements are subject to inherent risks and uncertainties, including any other factors referred to in our press releases and reports filed with the Securities and Exchange Commission. All subsequent Forward-Looking Statements attributable to the company or persons acting on its behalf are expressly qualified in their entirety by these cautionary statements. Additional factors that may have a direct bearing on our operating results are described under “Risk Factors” and elsewhere in this Report.

Introductory Comment

Throughout this Quarterly Report on Form 10-Q, the terms “we,” “us,” “our,” “our company,” and “the Company” refer to ecoSolutions Intl, a Nevada corporation.

Organizational History

Our company was originally incorporated as “360 Interchange, Inc.” under the laws of the State of Oregon on July 24, 2004. On January 3, 2005, we reincorporated under the laws of the State of Nevada. We subsequently changed our name to “ecoSolutions Intl” on March 17, 2008 to reflect our current business focus. Our principal executive offices are located at 295 East Main Street, Suite 1, Ashland, Oregon 97520, and our telephone number is (541) 552-9360. Due to our business relationships in Asia, we also maintain a branch office located at 2299 Yan An Road, West Shanghai Mart, Suite 3B55, Shanghai, 200336 PRC. We maintain a website at http://www.ecosolutionsintl.com. Our Internet website(s) and the information contained therein, or connected thereto, are not and are not intended to be incorporated into this Quarterly Report on Form 10-Q.

 Until 2007, we were a trading company operating out of the State of Oregon focusing on the sale of wood flooring and yoga mat products in North America. However, we have not generated significant revenues from our trading company operations, and have incurred net operating losses since our inception in 2004. At December 31, 2007, our accumulated deficit was approximately $3.6 million.

 The wood flooring industry is dependent on activity in the construction and real estate markets, and our operations in this industry have been affected by the financial troubles in the real estate market. In addition, the number of trading companies has grown substantially with foreign companies competing with the Asian traditional traders. There has also been a growth resulting from the Internet explosion, in that there now exists many sites offering direct communication with the factories and manufacturers, and functioning effectively as online trading companies. As more companies in the United States become savvy about working directly with factories, trading companies have to adapt and become more service oriented to retain their customer base. This has presented significant challenges for what we believe to be an already crowded market.

 Due to growing troubles in the real estate market and its ancillary industries, and sluggish industry sales resulting from stiff competition, in early 2007, our Board of Directors considered entering into a number of other businesses that would enable us to be able to provide our shareholders with future value. Our Board subsequently decided to develop a business in the alternative plastics market as a distributor of non-PVC plastics and bioplastics, having concluded that there was a significant opportunity to participate in the rapidly growing eco-consciousness and “green” industry, including the sale of eco-friendly alternatives to ordinary consumer goods.

In 2007, we adjusted our business plan to focus primarily on providing ecologically friendly alternatives to plastic, PVC (polyvinyl chloride, commonly called vinyl), rubber and non-sustainable wood products throughout the world. While currently maintaining a presence in the wood flooring and yoga mats space as we transition into our new business plan, we have extended our business operations to include the development and sales of a range of competitive to premium priced products that are environmentally attractive alternatives to more toxic and damaging materials such as PVC. During this transition, management reports sales from all product lines under a single segment as discrete product line information is not available and this is consistent with the review by the chief decision makers of the Company.

In particular, in connection with our new line of business, we intend to offer a suite of products classifiable into one of three broad product lines, namely: (i) a Correlative Product Line, (ii) an Enriched Product Line, and (iii) an Overall Sustainability Product Line. The nature and types of products included in our Correlative Product Line will be products designed to contain no toxic PVC materials compared with non-green substitutes, which contain PVC. Products in our Correlative Product Line will perform similarly to the non-green substitutes that they replace but their production will emphasize their inclusion of more readily recyclable and eco-friendly materials.Our Enriched Product Line will include products manufactured with an eco-friendly focus, as in the case of our Correlative Products; however, our Enriched Products will feature improvements in product performance (compared to their non-green competitors) in addition to the “green” nature of these products. Our Overall Sustainability Product Line will feature products that improve the overall sustainability of the materials that they replace by using technology that builds upon the other two categories, including benefits relating to biodegradability, among others.

 More specifically, we currently market ecoPlastic™ and ecoFoam™ suites of products. Our ecoPlastic™ brand represents our primary suite of products, and includes products/materials from our Correlative Product Line, Enriched Product Line, and Overall Sustainability Product Line. Our ecoFoam™ suite includes offerings from our Correlative Product Line and Enriched Product Line only, and represents a subset of our ecoPlastic™ suite. For additional details regarding our principal product offerings, please see “Item 2 Business - Principal Products.”

 We are presently focused on building a brand around our suite of eco-friendly solutions and products, including our ecoPlastic™ and ecoFoam™ product lines, and co-brand opportunities with our customers. Given the 350 billion pounds per year of plastics that are produced annually, growing at a rate of 5% per annum, we believe that we are targeting a market with enormous growth opportunities for our products. Additionally, with our broader line of product offerings, relative to more conventional players in the bioplastics space, we offer environmentally friendly solutions in a way that non-diversified bioplastics companies cannot.

Business Strategy

 Our goal is to develop and successfully commercialize cost-competitive environmentally sustainable alternatives to conventional petroleum-based plastics. To accomplish this, we have divided our operations to focus on the development and commercialization of both bioplastic alternatives, as well as alternatives though while not purely “bioplastic,” nonetheless provide immediate solutions to several of the environmental and health concerns associated with the consumption of conventional plastics.

While our competitors in the bioplastics space are focusing almost exclusively on bioplastics where the practical applications have so far been limited (65% of bioplastics in 2007 were estimated to be limited to the packaging and food industries), we intend to develop and market products that provide immediate solutions to ecological and health issues. For manufacturers and other companies that are plagued by public relations nightmares of manufacturing unsafe products, the closest thing to a solution is to eliminate PVC from its production process. PVC has been declared to be the equivalent of public enemy number one for many manufacturers, and as such, the eradication of PVC in the production process is far more important than the relative environmental merits of bioplastics versus petroleum based plastics. In addition, despite the positive press that bioplastics have received in recent years, their applications are still quite limited in the marketplace and are dwarfed by the opportunities for eco-friendly petroleum-based plastics, a segment which we believe is being ignored by competitors in the strictly bioplastics market.

 For industries like toy manufacturing, where the intensity of negative press has steadily increased with highly publicized toy recalls, the pressure to find non-toxic applications has never been greater. Yet, the challenges of manufacturing a toy that won’t biodegrade too quickly, but is safe for young children, remain difficult for producers. For applications like these, bioplastics have not emerged as a viable solution and are not expected to in the near term. Instead, we believe that eco-friendly petroleum-based plastics, similar to the products available in our ecoPlastic™ and ecoFoam™ solutions, are perfectly positioned for application in the toy industry to address some of the concerns about conventional petroleum-based plastics.

 We plan to provide alternatives to conventional plastics, which though while not strictly bioplastic, meet most of the criteria for inclusion to this market category in that the production and consumption is gentler on the environment, and they are non-toxic, fully recyclable and degradable. It is our plan to market our ecoPlastic™ and ecoFoam™ suite of products as currently viable alternatives to toxic PVC-based plastics, the component found in most conventional plastics. Available in an endless array of applications from building materials to toys and blister pack material for consumer goods packaging, ecoPlastic™ and ecoFoam™ are an ecologically advantageous, currently available, and cost competitive alternative to toxic PVC that addresses the broader plastics market applications relative to pure bioplastics. As a result, given the relative infancy of the bioplastics market and limited commercial applications for such products, we believe that our ecoPlastic™ and ecoFoam™ solutions provide us with immediate and substantial returns at the same time that we are carving out market share into the future bioplastic boom.

 Our current product line consists of our branded ecoPlastic™ and ecoFoam™ products, sold in the form of plastic pellets and foam to manufacturers or other large companies who process these materials into everyday products. These eco-friendly non-PVC alternatives utilize no heavy metals in production, contain no chloride, latex, lead or phthalates and do not outgas toxic fumes. The products are also typically photodegradable and recyclable, allowing for many generations of products to be made from the original material.

 Compared with conventional petroleum-based plastics, our ecoPlastic™ and ecoFoam™ line of products possess the following characteristics:

º Versatile - Products that are manufactured for several plastic uses and applications, from next-step materials to bio-based plastics.

 º Mature - Materials that have been in research and production for years and many are protected by U.S.A. and Asian patents.

 º Viable - Materials that are ready for production today and in most cases can be formulated to meet specific production needs.

 º Environmentally Friendly - Materials that are easily recyclable, have less impact on the environment in production and, in many instances, are degradable.

 While current practical commercially profitable applications for pure bioplastics are limited, in addition to our efforts in the non-PVC alternative plastic space, we also plan to identify current applications for pure bioplastics that have proven to possess successful commercialization opportunities. One popular use of bioplastic products is shopping bags - which can possess all of the functionality of their conventional plastic counterparts in addition to the advantages of bioplastics, including biodegradability. We currently have an agreement in place with an Asian manufacturer for the supply of such bioplastic shopping bags.

The materials we distribute under our ecoPlastic™ and ecoFoam™ suites are marketed as a greener and eco-friendly alternative to the conventional plastics available today. As such, we consider our core market to be the plastics industry, and all other industries associated with the plastics industry, such as the vendors who supply plastic parts, components and other raw materials to plastics manufacturers and retailers who sell to end consumers. To the extent manufacturers employ the use of plastic materials in their productions processes, we believe that an opportunity exists for marketing our products to such vendors and suppliers. In sum, we consider our primary markets to include, and intend to market our products to, (i) manufacturers of plastic products (whether plastic parts, components or final products) (ii) manufacturers who do not necessarily produce plastic products or components but nonetheless utilize plastic raw materials in their production processes, (iii) businesses that support the foregoing manufacturers by supplying plastic raw materials to them, and (iv) retailers who sell plastic products to consumers or who use plastic products in their operations.

Customers

For the three months ended June 30, 2008, two customers in our wood flooring and foam products accounted for approximately eighty-three percent (83%) of our sales revenues. For the six months ended June 30, 2008, one customer in our wood flooring products accounted for approximately eighty-seven percent (87%) of our sales revenues. We are, however, in the process of talking with several companies who have indicated an interest in our new products which will broaden and diversify our customer base.

Business Model

 Our business model strongly emphasizes tight costs controls and just-in-time inventory practices. Our operations department ensures that all raw materials and other inputs are exclusively purchased to fill only firm orders. At no time in the sales cycle is costly excess inventory held unnecessarily. Thus, the probability of us holding unmovable goods as inventory is virtually eliminated. We are continually looking for proprietary materials or relationships giving our company a proprietary position in order to strengthen our product portfolio.

 Principal Products

 Generally, our suite of products and materials can be classified into one of three categories, which we market under either of our ecoPlastic™ or ecoFoam™ brands:

º Correlative Products .   These products are next-step solutions, making a big impact on reducing the volume of materials in production that are more damaging to the environment and personal health (including exclusion of toxic PVC). Correlative products will perform similarly to what they replace, but are more environmentally friendly by being more readily recyclable and eco-friendly in their production.

 º Enriched Products .   These products provide material performance gains as well as “green” performance. These products will often be recyclable and gentler on the environment as our Correlative Products are, but add benefits such as degradability and significant enhancements to the production process and final product.

 º Overall Sustainability Products .   This category represents products that improve the overall sustainability of the materials they are replacing by using technology that builds upon the other two categories. These advantages include biodegradability, materials made from renewable resources and a more comprehensive approach to “greening” the supply chain.

 We obtain our non-PVC materials from a variety of manufacturers in Asia whom we believe hold the intellectual property rights in respect of the production of non-PVC plastics.

Intellectual Property

 We have filed applications with the United States Patent and Trademark Office (“USPTO”) to register our “ecoPlastic,” “ecoFoam,” and “ecoSolutions” trademarks, in varying stages of investigation and approval by the USPTO. We are also the registered owners of 12 Internet domain names.

We do not currently possess any patentable technology relating to our operations in the bioplastics and non-PVC plastics markets. However, as we design and implement our business plan, we may acquire proprietary, protected (protectable) technology applicable to our operations. If we do acquire such technology, we presently anticipate that it will be in connection with any acquisitions or other business combinations in which we may be involved, or through joint ventures and other collaborative efforts with manufacturers in the non-PVC and bioplastics industry.

 Competition

 The plastics market is large, with many established players; however, it is concentrated in the conventional, non-biodegradable petroleum-based segment. Since our business plan includes offerings of plastic products with a “green” slant, we believe that our most comparable competitors include players in the eco-friendly plastics market, including manufacturers, suppliers and providers of bioplastics and similar plastics product offerings. A few conventional plastics companies, such as DuPont, have taken steps toward producing plastics based on renewable resources and with a more eco-friendly slant -such product offerings by conventional plastics companies fall within our sphere of competition. We are not aware of any competitors who specialize in supplying non-PVC plastics in the United States.

For a more comprehensive description of our business and operations, please refer to Amendment No. 2 to the Registration Statement on Form 10 filed with the Securities and Exchange Commission on August 11, 2008.

Recent Developments

Adoption of Code of Ethics and Audit Committee Charter

On August 11, 2008, our Board of Directors, via written consent, adopted a Code of Ethics and Audit Committee Charter. The Company’s Code of Ethics is attached as an exhibit to this Quarterly Report on Form 10-Q.

Convertible Notes

On July 8, 2008, we issued to T Squared Investments LLC (“T Squared”), a related party, a convertible promissory note in the aggregate principal amount of $100,000 (“T Squared Note”) at an interest rate of 6% per annum. The T Squared Note matures and is payable one year from the date of issuance. T Squared may at any time, in its sole discretion, convert all or a portion of the principal amount outstanding, together with accrued interest, into shares of our common stock, at a conversion price of $0.50 per share of common stock.

On July 8, 2008, we issued to Westside Capital LLC (“Westside”), a convertible promissory note in the aggregate principal amount of $25,000 (“Westside Note”) at an interest rate of 6% per annum. Westside is managed by the same managing partners as T Squared, a related party. The Westside Note matures and is payable, together with accrued interest, one year from the date of issuance. Westside may at any time, in its sole discretion, convert all or a portion of the principal amount outstanding, together with accrued interest, into shares of our common stock, at a conversion price of $0.50 per share of common stock.

Conversion of Series A Preferred

On May 28, 2008, William Patridge, our President and Chief Executive Officer, converted 765,615 shares of our Series A convertible preferred stock, at an exchange ratio of 1:10, into 7,656,150 shares of our common stock. The 765,615 shares of Series A convertible preferred stock were issued to Mr. Patridge on November 10, 2006, in exchange for the retirement and cancellation of certain liabilities.

Termination of Guarantee

On June 30, 2008, a guarantee was removed by William Patridge, our President and Chief Executive Officer, in the amount of $50,000 for Company common stock purchased by one investor. Under the guarantee, if the value of this investment was devalued or lost, the investor was entitled to recover the initial investment value through personal or other funds of William Patridge.

Distribution Agreement - Taiwanese Manufacturer

 Effective April 8, 2008, we entered into a distribution agreement with a Taiwanese manufacturer of non-PVC materials and products. The distribution agreement grants us exclusive distribution rights for the manufacturer’s products within the United States during the term of the agreement. The agreement also provides us with the right to include under the scope of our exclusivity any new products that the manufacturer introduces to the marketplace. The agreement is effective as of April 8, 2008, and unless terminated earlier by either party upon 90 days written notice, will renew automatically for successive one-year periods.

Critical Accounting Policies

The preparation of financial statements in conformity with accounting principles generally accepted in the United States require management to make estimates and assumptions that affect the reported assets, liabilities, sales and expenses in the accompanying financial statements. The SEC has defined that critical accounting policies are the ones that are the most important to the portrayal of the Company’s financial condition and results of operations, and those that require the most subjective and complex judgments, often employing the use of estimates about the effect of matters that are inherently uncertain. On an ongoing basis, management evaluates its estimates, including those related to revenue recognition, bad debts, impairment of long-lived assets, accrued liabilities and certain expenses. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ materially from these estimates under different assumptions, judgments or conditions. For additional information, see Part I, Item 1, “Financial Statements – Note 1 – Summary of Business and Significant Accounting Policies” of this Form 10-Q. Although we believe that our estimates, assumptions and judgments are reasonable, they are based upon information presently available. Actual results may differ significantly from these estimates under different assumptions, judgments or conditions.

Recent Accounting Pronouncements

FSP EITF 03-06-1– In June 2008, the Financial Accounting Standards Board (FASB) issued a FASB Staff Position (FSP) on the FASB’s Emerging Issues Task Force (EITF) Issue No. 03-06-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities,” (FSP EITF 03-06-1). This FSP addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting and, therefore, need to be included in the earnings allocation in computing earnings per share (EPS) under the two-class method described in Statement of Financial Accounting Standard (SFAS) No. 128, “Earnings Per Share.” It affects entities that accrue or pay nonforfeitable cash dividends on share-based payment awards during the awards’ service period. FSP EITF 03-06-1 is effective for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years and will require a retrospective adjustment to all prior period EPS. Management will adopt FSP EITF 03-06-1 on January 1, 2009, and does not believe that it will have an impact on our calculation or presentation of EPS for any period presented.

SFAS 162– In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles,” (SFAS 162). This standard reorganizes the GAAP hierarchy in order to improve financial reporting by providing a consistent framework for determining what accounting principles should be used when preparing U.S. GAAP financial statements. SFAS 162 shall be effective 60 days after the SEC’s approval of the Public Company Accounting Oversight Board’s amendments to Interim Auditing Standard, AU Section 411, “The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles.” Management is currently evaluating the impact, if any, this new standard may have on our financial position and results of operations.

FSP FAS 142-3 – In April 2008, the FASB issued FSP SFAS No. 142-3, “Determination of the Useful Life of Intangible Assets,” (FSP FAS 142-3). This FSP amends the list of factors an entity should consider in developing renewal or extension assumptions used in determining the useful life of recognized intangible assets under SFAS No. 142, “Goodwill and Other Intangible Assets,” (SFAS 142). The intent of this FSP is to improve the consistency between the useful life of a recognized intangible asset under SFAS 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS No. 141, “Business Combinations.” FSP FAS 142-3 is effective for financial statements issued for fiscal years beginning after December 15, 2008 and interim periods within those fiscal years. Management does not believe that adoption of FSP FAS 142-3 will have an impact on our financial position or results of operations.

SFAS 141(R) – In December 2007, the FASB issued SFAS No. 141(revised 2007), “Business Combinations” (SFAS 141(R)). SFAS 141(R) is intended to improve reporting by creating greater consistency in the accounting and financial reporting of business combinations, resulting in more complete, comparable and relevant information for investors and other users of financial statements. To achieve this goal, the new standard requires the acquiring entity in a business combination to recognize all (and only) the assets acquired and liabilities assumed in the transaction; establishes the acquisition-date fair value as the measurement objective for all assets acquired and liabilities assumed; and expands the disclosure requirements for material business combinations. For calendar-year companies, SFAS 141(R) is effective for business combination transactions for which the acquisition date is on or after January 1, 2009. Management will adopt SFAS 141(R) prospectively, as required by the standard, and will evaluate the impact SFAS 141(R) may have on the accounting for any future business combination that we may consider.

SFAS 160 – In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements” (SFAS 160). SFAS 160 is intended to improve the relevance, comparability, and transparency of financial information provided to investors by requiring all entities to report noncontrolling (minority) interests in subsidiaries in the same way—as equity in the consolidated financial statements. Moreover, SFAS 160 eliminates the diversity that currently exists in accounting for transactions between an entity and noncontrolling interests by requiring that they be treated as equity transactions. SFAS 160 is effective for fiscal years beginning after December 15, 2008, and is required to be adopted prospectively. Management does not believe that the implementation of SFAS 160 will have an impact on our financial position or results of operations.

FSP APB 14 – In  May 2008, the FASB issued FSP APB 14-1, “Accounting for Convertible Debt Instruments That May Be Settled in Cash Upon Conversion (Including Partial Cash Settlement).” This FSP applies to convertible debt securities that, upon conversion by the holder, may be settled by the issuer fully or partially in cash (rather than settled fully in shares) and specifies that issuers of such instruments should separately account for the liability and equity components in a manner that reflects the issuer’s nonconvertible debt borrowing rate when related interest cost is recognized. This FSP is effective for our company beginning January 1, 2009 with retrospective application to all periods presented. Management is evaluating the impact of this standard on its financial position or results of operations.

Results of Operations

Revenues and Gross Profit. Our revenues for the quarter ended June 30, 2008 were $244,679, representing an increase of approximately $61,000 compared to revenues of $183,848 for the quarter ended June 30, 2007. The revenue increase was due to higher shipments of wood flooring orders during quarter two of 2008 from a customer who initiated orders during the fourth quarter of 2007 and the first quarter of 2008. Although we are in the process of repositioning our sales focus away from wood flooring, these orders had previously been generated. Our repositioning efforts include a revamped business strategy to optimize the opportunities available in the rapidly growing eco-conscious industries, specifically targeting replacements for conventional plastics. We will continue to sell and service existing wood flooring customers, where appropriate, but do not plan to target new potential wood flooring customers. Our product mix changed between years from approximately 27% revenues from wood flooring and approximately 73% from foam products (consisting of yoga mats and underlayment for flooring) in second quarter of 2007 to approximately 47% from wood flooring and approximately 53% from the similar foam products in the second quarter of 2008. The revenue dollar changes were an increase of approximately $66,000 from wood flooring and a decrease of approximately $5,000 from foam products between quarters. As we reposition our company into selling our ecoPlastic™ and ecoFoam™ lines into additional products besides yoga mats and underlayment for flooring, we anticipate product mix fluctuations to continue to occur during 2008.

Our revenues for the six months ended June 30, 2008 were $2,004,278, representing an increase of approximately $1,797,000 compared to revenues of $207,516 for the six months ended June 30, 2007. The revenue increase was due to shipments of wood flooring orders during the first six months of 2008 for orders that were initiated during the fourth quarter of 2007 and the first quarter of 2008. Our product mix changed between years from approximately 30% revenues from wood flooring and approximately 70% from foam products (consisting of yoga mats and underlayment for flooring) in the first six months of 2007 to approximately 90% from wood flooring and approximately 10% from the similar foam products in the first six months of 2008. The revenue dollar changes were an increase of approximately $1,735,000 from wood flooring and an increase of approximately $62,000 from foam products between quarters.

Our gross profit for the quarter ended June 30, 2008 was $42,193, representing an increase of approximately $14,000 compared to $28,426 for the quarter ended June 30, 2007. Gross profit for the second quarter of 2008 as a percentage of revenues was 17.2% compared to 15.5% for the second quarter of 2007. The increase corresponded to the increase in revenues, as well as higher gross margins on the mix of wood flooring and foam product sales during the second quarter of 2008.

Our gross profit for six months ended June 30, 2008 was $425,586, representing an increase of approximately $394,000 compared to $31,882 for the six months ended June 30, 2007. Gross profit for the first six months of 2008 as a percentage of revenues was 21.2% compared to 15.4% for the first six months of 2007. The increase corresponded to the increase in revenues, as well as higher gross margins on the mix of wood flooring sales during the first six months of 2008.

Operating Expenses. Our selling, general and administrative expenses for the quarter ended June 30, 2008, were $590,964, representing an increase of approximately $269,000 or 83.3% compared to $322,451 for the quarter ended June 30, 2007. As a percentage of revenues, selling, general and administrative expenses were 241.59% for the second quarter of 2008 compared to 175.4% for the second quarter of 2007. Approximately $93,000 of this increase, an increase of 60.0%, was due to additional payroll and benefits expense, including stock based compensation, from additional employee positions of Executive Vice-President and two Operations Managers for the second quarter of 2008 which did not exist as of the second quarter of 2007, the shift of the expense for the Chief Financial Officer from consulting to payroll and health care insurance provided for employees starting March 2008. Professional fees increased approximately $69,000 or 388.0% due to higher legal and accounting fees associated with our filings with the Securities and Exchange Commission of a registration statement on Form 10 and complying with SEC reporting requirements, as well as engaging an investor relations firm during the quarter. Expense for outside consultants, including cash and non-cash stock based compensation, increased by approximately $91,000 or 285.6% due to a higher quantity and value of stock and stock options issued for services under Statement of Financial Accounting Standard No. 123R (SFAS 123(R)). Our selling, general and administrative expenses for the six months ended June 30, 2008, were $1,017,866, representing an increase of approximately $346,000 or 51.6% compared to $671,418 for the six months ended June 30, 2007. As a percentage of revenues, selling, general and administrative expenses were 50.8% for the first six months of 2008 compared to 323.5% for the first six months of 2007. This increase was partially due to higher payroll and benefits expense of approximately $201,000 or 66.0% due to the same reasons discussed above for the quarter plus sales commissions paid to sales employees on the higher sales for the six months. Professional fees increased approximately $78,000 or 206.3% and expense for outside consultants, including cash and non-cash stock based compensation increased approximately $69,000 or 95.9% for the reasons discussed above for the quarter.

Other Expenses. Our other expenses for the quarter ended June 30, 2008 were $54,961, representing an increase of approximately $9,000 or 19.3% compared to $46,081 for the quarter ended June 30, 2007. This increase was primarily due to additional interest expense incurred on higher cumulative borrowings provided through loans from our President and Chief Executive Officer, William Patridge.

Our other expenses for the six months ended June 30, 2008 were $154,412, representing an increase of approximately $70,000 or 83.8% compared to $84,031 for the six months ended June 30, 2007. This increase was primarily due to additional interest expense incurred on higher cumulative borrowings provided through loans from our President and Chief Executive Officer, William Patridge and $41,874 of interest expense in the first quarter of 2008 for beneficial conversion feature expense for convertible promissory notes of $167,495 converted to 1,488,848 shares of Company common stock, at a discount of 25%.

Liquidity and Capital Resources

As of June 30, 2008 we had $41,137 in cash and a working capital deficit of $1,451,743, as compared with $10,755 in cash at December 31, 2007 and $15,014 in cash at June 30, 2007. Cash used to fund operating activities during the first six months of 2008 was $591,494 compared to $566,998 for the first six months of 2007, representing an increase of approximately $24,000. This increase resulted primarily from paying down accounts payable balances as of December 31, 2007, partially offset by higher net sales and gross profits in 2008.

Cash used for investing activities of $10,607 for the first six months of 2008 was approximately $6,000 higher than the amount of $4,241 for the first six months of 2007. This increase was due to minor purchases of property and equipment to support our offices. Cash provided by financing activities of $632,483 for the first six months of 2008 increased by approximately $124,000 compared to $508,632 for the first six months of 2007. This increase was due to the net proceeds raised from the sale of 4,345,320 shares of our common stock in an offering under Rule 504 of Regulation D promulgated under the Securities Act of 1933 (as amended), and an additional private placement common stock sale of 300,000 shares, netting combined proceeds of approximately $568,000. This increase was partially offset by lower borrowings on notes payable of approximately $444,000.

Since our inception, we have financed our operations primarily through private sales of our common stock, issuance of convertible promissory notes, and outside loans and loans provided by our President and Chief Executive Officer. We have no credit lines or facilities as of June 30, 2008, nor have we ever had a credit facility since our inception. In order to fund ongoing operations, we conducted a private placement of our common stock in an offering under Rule 504 of Regulation D promulgated under the Securities Act of 1933 (as amended), pursuant to which we sold 4,345,320 shares of our common stock at a price of $0.15 per share, and raised aggregate gross proceeds of approximately $622,000. We closed this offering in January 2008. Based on the proceeds from this offering and operating activities of our business, we anticipate requiring additional cash to fund our operations starting in the third quarter of 2008. We anticipate this funding to come from loans from William Patridge, our President and Chief Executive Officer, convertible debt bridge financing of up to $1,000,000 during the second half of 2008 from outside investors, and additional debt or equity financing in late 2008 or early 2009 of between $5,000,000 to $10,000,000. Any such sale of common stock or other securities will lead to further dilution of the equity ownership of existing holders of our common stock. The proceeds from additional financing anticipated will be required to meet our debt maturities of $1,210,540 as of June 30, 2008. Of this amount, $1,201,675 is owed to William Patridge. Under the terms of his agreement, the Company will not be in default until January 1, 2009 if these payments are not made. As of June 30, 2008, $215,000 of the amount due has not been paid, however, the Company is not in violation of the terms of the loan agreement. Our proceeds from financing will also need to pay lease commitments of $23,724 during the second half of 2008, pay down current liabilities of accounts payable and accrued liabilities of $229,326 as of June 30, 2008 and to fund our monthly operating activities during the second half of 2008.

Our capital commitments anticipated for 2008 include the potential acquisition of Vinyl Trends, Inc., which, if consummated, would be funded by a combination of cash and Company stock. Definitive terms have not been established; however we would require additional financing capital through the sale of additional equity and/or debt securities to consummate this acquisition. No assurance can be given that we will have sufficient capital available to make this acquisition.

Because of our operating losses and negative cash flows incurred since inception, our independent auditors have included an explanatory paragraph in its report on our financial statements for 2007 and 2006 expressing doubt regarding our ability to continue as a going concern. Our ability to fund our liquidity and working capital needs in the near future will be dependent upon certain successful execution of our current business strategy and repositioning efforts. We will have to obtain significant additional capital through the sale of additional equity and/or debt securities, and from other financing activities, such as strategic partnerships, in order to execute our business plan. No assurance can be given that we will have sufficient capital available to continue to operate our business in 2008 or that we will be able to affect our new business plan in the non-PVC and bioplastics market.

We have no off-balance sheet arrangements as defined in Item 303(a)(4) of Regulation S-K.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not applicable.

ITEM 4T. CONTROLS AND PROCEDURES.

Evaluation Of Disclosure Controls.

Our Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of our "disclosure controls and procedures" (as defined in the Securities Exchange Act of 1934 (Exchange Act) Rules 13a-15(e) or 15d-15(e)) as of the end of the period covered by this quarterly report, as required by paragraph (b) of Exchange Act Rules 13a-15 or 15d-15.

Based on that evaluation, we have concluded that as of the end of the period covered by this quarterly report, our disclosure controls and procedures are effective at a reasonable assurance level in ensuring that information required to be disclosed by us in our reports is recorded, processed, summarized and reported within the required time periods. The foregoing conclusion is based, in part, on the fact that we are a new and small public company in the development stage of our new business operations.

Changes in Internal Controls. There was no change in our internal control over financial reporting during the quarter ended June 30, 2008, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

This quarterly report does not include a report of management’s assessment regarding internal control over financial reporting or an attestation of the company’s registered public independent accounting firm due to a transition period established by the rules of the Securities and Exchange Commission for newly public companies.

PART II

ITEM 1. LEGAL PROCEEDINGS.

None.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

In April 2008, we issued 100,000 shares of our restricted common stock valued at $15,000 to two consultants in exchange for financial services provided. We received no cash consideration at the time such shares were issued.

In April 2008, we issued 25,000 shares of our restricted common stock to one employee who exercised stock options for aggregate exercise proceeds of $25.

In May 2008, we issued 45,000 shares of our restricted common stock valued at $22,050 to our investor relations firm for services provided. We received no cash consideration at the time such shares were issued.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

ITEM 5. OTHER INFORMATION.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

The following table sets forth information regarding persons known by us to beneficially own, as defined by Rule 13d-3 under the Securities Exchange Act of 1934, more than 5% of our common stock as of May 31, 2008. The following table also sets forth information regarding beneficial ownership of our common stock as of May 31, 2008, by our Directors and the Named Executive Officers.

Name and Address of Beneficial Owner (1)	Shares Beneficially Owned (2)		Percent of Class
Certain Beneficial Owners:
T Squared Investments LLC 1325 Sixth Avenue New York, NY 10019	1,666,667	(3)	6.9%

Name and Address of Beneficial Owner (1)	Shares Beneficially Owned (2)		Percent of Class

Directors/Named Executive Officers:
William Patridge	13,256,150	(4)	54.5%
Brian Patridge	1,666,667	(5)	6.9%
Jane Emkes	525,866	(6)	2.2%
Robert Bury	358,915	(7)	1.5%
John Dailey	125,000	(8)	*
All Named Executive Officers and Directors as a group (5 persons)	15,932,598		64.9%

* Less than 1%
(1) Unless otherwise indicated, the business address of each person listed is c/o ecoSolutions Intl, 295 E Main Street, Suite 1, Ashland, Oregon 97520.
(2) For purposes of this table, shares are considered beneficially owned if the person directly or indirectly has the sole or shared power to vote or direct the voting of the securities or the sole or shared power to dispose of or direct the disposition of the securities. Shares are also considered beneficially owned if a person has the right to acquire beneficial ownership of the shares within 60 days of May 31, 2008.
(3) T Squared Capital LLC is the managing member of T Squared Investments LLC. Each of Mark Jensen and Thomas Suave is a member and manager of T Squared Capital LLC.
(4) According to Mr. Patridge, there are ownership disputes with respect to an aggregate of 4,000,000 of the shares of common stock reported herein. Mr. Patridge intends to dispute all such claims.
(5) Includes 250,000 shares that are held by Brian Patridge's spouse.
(6) Includes 81,666 shares that may be acquired upon the exercise of currently exercisable options; 45,117 shares of common stock issued in connection with the conversion of a promissory note in the aggregate amount of $5,076 issued by our company in favor of Entrust of Idaho FBO Jane Emkes IRA; and 225,583 shares of common stock issued in connection with the conversion of a promissory note in the aggregate amount of $25,378 issued by our company in favor of Paul Schlesinger and Jane Emkes Trust. Ms. Emkes has sole voting and disposition power with respect to the shares held by Entrust of Idaho FBO Jane Emkes IRA, and shares voting and disposition power with respect to the shares held by Paul Schlesinger and Jane Emkes Trust.
(7) Includes 99,999 shares that may be acquired upon the exercise of currently exercisable options.
(8) Includes 25,000 shares that may be acquired upon the exercise of currently exercisable options.

ITEM 6.	EXHIBITS

14.1	ecoSolutions Intl Code of Ethics*
31.1	Rule 13a-14(a) Certification, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 *
31.2	Rule 13a-14(a) Certification, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 *
32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*
32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

*Filed herewith.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ECOSOLUTIONS INTL

Date: August 14, 2008	By:	/s/ William Patridge
William Patridge Chief Executive Officer