Form 10-Q/A
period 2008-06-30
ecoSolutions Intl
filed 2008-08-27
CIK 1429136

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q/A

(MARK ONE)

☒ AMENDMENT NO. 1 TO QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

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

(541) 552-9360
Issuer’s telephone number:

___________________________________________________________
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
(1) Yes ☒ No ☐; (2) Yes ☐ No ☒

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
Yes ☐ No ☒

ECOSOLUTIONS INTL
FORM 10-Q/A
For the quarterly period ended June 30, 2008

TABLE OF CONTENTS

PART I
Explanatory Note.		2

PART II
ITEM 6.	Exhibits	2

Explanatory Note

 This Amendment No. 1 to the Quarterly Report on Form 10-Q/A (“Amendment No. 1”), is being filed to amend the Company’s Quarterly Report on Form 10-Q for the for the quarterly period ended June 30, 2008, previously filed on August 14, 2008 (the “Original Filing”), in order to add exhibit 14.1 thereto.

The Company’s Code of Ethics (“Code of Ethics”), included under “Item 6 - Exhibits” of the Original Filing, was to be attached as Exhibit 14.1 thereto. However, the Code of Ethics was inadvertently omitted from the Original Filing.

Except for the addition of the Code of Ethics as Exhibit 14.1, this Amendment No. 1 on Form 10-Q/A does not amend or update any other information contained in the Original Filing.

ITEM 6. EXHIBITS

14.1	ecoSolutions Intl Code of Ethics*

31.1	Rule 13a-14(a) Certification, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 *

31.2	Rule 13a-14(a) Certification, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 *

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

*	Filed herewith.

2

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ECOSOLUTIONS INTL

Date: August 14, 2008	By:	/s/ WILLIAM PATRIDGE
William Patridge
Chief Executive Officer

3