Form 10-Q
period 2008-09-30
ecoSolutions Intl
filed 2008-11-13
CIK 1429136

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
________________________________

FORM 10-Q

(MARK ONE)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED September 30, 2008

OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

COMMISSION FILE NUMBER: 0-53225

________________________________

ECOSOLUTIONS INTL
(Exact name of registrant as specified in its charter)

________________________________

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
Yes ☒ No ☐.

Indicate by check mark whether the registrant is a large accelerated filer, a non-accelerated filer, or a smaller reporting company.

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☒

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date:
As of November 10, 2008, the issuer had 24,339,484 shares of common stock outstanding.

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):
Yes ☐ No ☒

________________________________

ECOSOLUTIONS INTL
FORM 10-Q
For the quarterly period ended September 30, 2008

PART I
ITEM 1.  FINANCIAL STATEMENTS.

ecoSolutions Intl (Formerly 360 Interchange, Inc.)
Condensed Balance Sheets

	September 30,	December 31,
	2008	2007
	(Unaudited)
Assets

Current assets:
Cash	$28,103	$10,755
Accounts receivable	6,770	100,351
Finished goods inventory	9,707	20,250
Prepaid expenses and advances	52,589	112,697

Total current assets	97,169	244,053

Property and equipment, net of accumulated depreciation	77,854	85,862
Deferred financing costs	38,133	0
Accounts receivable non-current (related party - see Note 6)	25,770	21,271
Security deposits	5,195	4,871

Total assets	$244,121	$356,057

Liabilities and Stockholders’ Deficit

Current liabilities:
Accounts payable (related party balance of $40,281 - see Note 6)	$173,151	$177,312
Accrued liabilities	41,991	277,993
Accrued payroll - officer/stockholder	105,000	105,000
Customer deposits payable	1,923	14,726
Current portion of loans payable and interest payable (related party balances $1,199,268 and $407,200, respectively)	1,240,536	493,906

Total current liabilities	1,562,601	1,068,937

Loans and interest payable, (including related party balances of $1,605,453 and $1,818,135, respectively, less current portion)	1,635,790	2,078,851

Total liabilities	3,198,391	3,147,788

Stockholders’ deficit:
Convertible preferred stock, par value $.001; convertible 10 common for 1 preferred; 20,000,000 shares authorized; 0 and 765,615 shares issued and outstanding at September 30, 2008 and December 31, 2007, respectively	-	766
Common stock, par value $.001; 100,000,000 shares authorized; 24,339,484 and 10,337,500 shares issued and outstanding at September 30, 2008 and December 31, 2007, respectively	24,339	10,338
Additional paid-in capital	1,945,524	787,729
Accumulated deficit	(4,924,133)	(3,590,564)

Total stockholders’ deficit	(2,954,270)	(2,791,731)

Total liabilities and stockhoders' deficit	$244,121	$356,057

The accompanying notes are an integral part of these condensed financial statements.

ecoSolutions Intl (Formerly 360 Interchange, Inc.)
Condensed Statements of Operations
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30, 2008	September 30, 2007	September 30, 2008	September 30, 2007

Product sales	$67,053	$90,719	$2,026,565	$264,892
Shipping revenue	7,446	14,392	49,212	44,735
Services income from related party	1,500	1,500	4,500	4,500

Total net sales	75,999	106,611	2,080,277	314,127

Cost of goods sold	56,102	95,015	1,634,793	270,648

Gross profit	19,897	11,596	445,484	43,479

Selling, general and administrative expenses:
Payroll and benefits	211,079	143,965	717,379	449,006
Other selling, general and administrative expenses	304,231	171,533	815,797	537,907

Total selling, general and administrative expenses	515,310	315,498	1,533,176	986,913
Operating loss	(495,413)	(303,902)	(1,087,692)	(943,434)

Interest expense, net	91,465	52,280	245,877	136,311

Net loss	$(586,878)	$(356,182)	$(1,333,569)	$(1,079,745)

Net loss per share, basic and diluted	$(0.02)	$(0.03)	$(0.07)	$(0.11)

Weighted average shares used in per share calculations:
Basic and diluted	24,339,484	10,181,703	19,284,444	10,153,252

The accompanying notes are an integral part of these condensed financial statements.

ecoSolutions Intl (Formerly 360 Interchange, Inc.)
Condensed Statements of Stockholders' Deficit

					Additional		Total
	Preferred Stock		Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit

Balance at December 31, 2006	765,615	$766	9,982,333	$9,982	$612,310	$(2,082,612)	$(1,459,554)

Issuance of common stock for cash	-	-	166,667	167	24,833	-	25,000

Issuance of common stock for services	-	-	188,500	189	39,631	-	39,820

Stock option compensation expense	-	-	-	-	110,955	-	110,955

Net loss	-	-	-	-	-	(1,507,952)	(1,507,952)

Balance at December 31, 2007	765,615	$766	10,337,500	$10,338	$787,729	$(3,590,564)	$(2,791,731)

Issuance of common stock for cash	-	-	4,645,320	4,645	563,333	-	567,978

Issuance of common stock for services	-	-	186,666	187	43,113	-	43,300

Conversion of preferred stock	(765,615)	(766)	7,656,150	7,656	(6,890)	-	-

Exercise of stock options	-	-	25,000	25	-	-	25

Stock option compensation expense	-	-	-	-	225,358	-	225,358

Conversion of promissory notes including beneficial conversion feature	-	-	1,488,848	1,488	207,881	-	209,369

Beneficial conversion feature on promissory notes	-	-	-	-	125,000	-	125,000

Net loss	-	-	-	-	-	(1,333,569)	(1,333,569)

Balance at September 30, 2008 (Unaudited)	-	$-	24,339,484	$24,339	$1,945,524	$(4,924,133)	$2,954,270

The accompanying notes are an integral part of these condensed financial statements.

ecoSolutions Intl (Formerly 360 Interchange, Inc.)
Condensed Statements of Cash Flows
Increase (Decrease) in Cash
(Unaudited)

	Nine Months Ended
	September 30, 2008	September 30, 2007
Cash flows used for operating activities:
Net loss	$(1,333,569)	$(1,079,745)

Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation	19,948	16,178
Issuance of common stock for services	43,300	39,820
Stock option compensation expense	225,358	77,650
Convertible promissory notes beneficial conversion feature	69,984	-

Changes in assets and liabilities: (Increase) decrease in assets:
Accounts receivable	89,082	(5,672)
Finished goods inventory	10,543	8,810
Prepaid expenses and advances	60,108	(1,101)
Security deposits	(324)	(293)
Deferred financing costs	(38,133)	-

Increase (decrease) in liabilities:
Accounts payable and accrued liabilities	(240,163)	99,918
Accrued interest	150,055	95,859
Customer deposits liability	(12,803)	(2,556)

Net cash used for operating activities	(956,614)	(751,132)

Cash flows used for investing activities:
Acquisition of property and equipment	(11,940)	(24,652)

Cash flows provided by (used in) financing activities:
Borrowings on notes payable	683,751	741,243
Repayments on notes payable	(265,852)	(22,815)
Proceeds from issuance of common stock	568,003	25,000

Net cash provided by financing activities	985,902	743,428

Net increase (decrease) in cash	17,348	(32,356)
Cash, beginning of period	10,755	77,621

Cash, end of period	$28,103	$45,265

Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$27,560	$40,452

Supplemental disclosure of non-cash financing activities:
Conversion of promissory notes to common stock	$167,495	$-
Beneficial conversion feature of promissory notes	$125,000	$-

The accompanying notes are an integral part of these condensed financial statements.

ecoSolutions Intl (Formerly 360 Interchange, Inc.)
Notes to Condensed Financial Statements
Quarterly Period Ended September 30, 2008

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

Business Activity

The Company sources products from overseas, selling to various retailers, distributors or manufacturing customers located in the United States or overseas. Through September 30, 2008, the Company’s product sourcing has originated from Asia, with major product categories of wood flooring products and foam products such as yoga mats and flooring underlayment. The Company has developed exclusive business arrangements with certain Asian manufacturers to market and sell eco-friendly products, focusing on selling plastic alternatives to polyvinyl chloride (PVC).

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
Quarterly Period Ended September 30, 2008

(1)	Summary of Significant Business and Accounting Policies (Continued):

Going Concern and Basis of Presentation

The condensed financial statements have been prepared on a going concern basis which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company incurred a net loss of $586,878 for the three months ended September 30, 2008 and a net loss of $1,333,569 for the nine months ended September 30, 2008. The Company had a working capital deficiency of $1,465,432 and an accumulated deficit of $4,924,133 as of September 30, 2008. Those factors raise substantial doubt about the Company’s ability to continue as a going concern for a reasonable period of time. Management’s intention is set forth in a business plan which assumes increased operating revenues and additional financing. The ability of the Company to continue as a going concern is dependent on the plan’s success, as well as, achieving profitable operations in the future. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

The Company’s operating results will fluctuate for the foreseeable future.  Therefore, period-to-period comparisons should not be relied upon as predictive of the results in future periods.  The results of operations for the nine months ended September 30, 2008 are not necessarily indicative of the results to be expected for any subsequent periods or for the entire year.

The accompanying condensed balance sheet as of December 31, 2007, which has been derived from audited financial statements, and the unaudited interim condensed financial statements as of September 30, 2008 have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 8-03 of Regulation S-X and therefore do not include all of the information and footnotes required by accounting principles accepted in the United States for comparable annual financial statements. In the opinion of the management of the Company, the accompanying unaudited condensed financial statements include all adjustments, including those that are normal and recurring considered necessary to present fairly the financial position as of September 30, 2008, and the results of operations for the period presented.  Certain notes and other information have been condensed or omitted from the interim condensed financial statements presented in this quarterly report. For further information, refer to Item 2 – “Financial Information” on our Amendment No. 4 to the Registration Statement on  Form 10 filed with the Securities Exchange Commission on October 1, 2008.

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
Quarterly Period Ended September 30, 2008

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

The Company does not have rights of product returns with its customers, however the return of products, which are non-conforming would be replaced. The Company does not provide for product warranties. The Company does not maintain reserves for product returns or warranties as historical loss experiences have been immaterial .

Fees are also generated for management services provided to Patridge & Company of Nevada LLC, a company in which William Patridge, President, Chief Executive Officer, Chairman and principal stockholder of the Company is the managing member. These fees are recognized within services income when the services occur. Since these management services do not contribute materially to our profitability, we do not consider these services to be a distinct line of business for our Company.

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
Notes to Condensed Financial Statements
Quarterly Period Ended September 30, 2008

(1)	Summary of Significant Business and Accounting Policies (Continued):

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

Advertising

Advertising costs are expensed as incurred and totaled $0 for the three months ended September 30, 2008 and 2007. For the nine months ended September 30, 2008 and 2007, respectively, advertising costs were $0 and $3,428.

Shipping and Handling Charges

For customers whom the Company arranges shipping and handling charges, these charges are included in costs of goods sold in accordance with EITF 00-10.

ecoSolutions Intl (Formerly 360 Interchange, Inc.)
Notes to Condensed Financial Statements
Quarterly Period Ended September 30, 2008

(1)	Summary of Significant Business and Accounting Policies (Continued):

Segment Reporting:

Statement of Financial Accounting Standards No. 131, “Disclosures about Segments of an Enterprise and Related Information” (“SFAS 131”), establishes standards for reporting information on operating segments in interim and annual financial statements. In accordance with this guidance, the Company has determined that it has one operating segment. The company has historically sold wood flooring, foam underlayment for flooring and yoga mats and is in the process of transitioning to the manufacturing of eco-friendly plastic alternatives. The chief operating decision-makers review the Company’s operating results on a consolidated basis, discrete financial information is not available for each product line and the operations are managed as a single operating segment.

Recent Accounting Pronouncements

FSP FAS 157-3 – In October 2008, the FASB issued FASB Staff Position No. FAS 157-3, “Determining the Fair Value of a Financial Asset in a Market That Is Not Active” (FSP 157-3), which clarifies the application of SFAS 157 when the market for a financial asset is inactive. Specifically, FSP 157-3 clarifies how (1) management’s internal assumptions should be considered in measuring fair value when observable data are not present, (2) observable market information from an inactive market should be taken into account, and (3) the use of broker quotes or pricing services should be considered in assessing the relevance of observable and unobservable data to measure fair value. The guidance in FSP FAS 1157-3 is effective immediately and management is evaluating the impact that this and FAS 157 will have on the financial statements.

FSP FAS 133-1 and FIN 45-4 – In September 2008, the FASB issued FASB Staff Position (“FSP”) No. 133-1 and FIN 45-4 (“FSP FAS 133-1 and FIN 45-4”), “Disclosures about Credit Derivatives and Certain Guarantees: An Amendment of FASB Statement No. 133 and FASB Interpretation No. 45; and Clarification of the Effective Date of FASB Statement No. 161”.  FSP FAS 133-1 and FIN 45-4 amends FASB Statement No. 133 (“SFAS 133”), “Accounting for Derivative Instruments and Hedging Activities”, to require disclosures by sellers of credit derivatives, including credit derivatives embedded in hybrid instruments.  FSP FAS 133-1 and FIN 45-4 also amend FASB Interpretation No. 45 (“FIN 45”), “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness to Others”, to require additional disclosure about the current status of the payment/performance risk of a guarantee.  The provisions of the FSP that amend SFAS 133 and FIN 45 are effective for reporting periods ending after November 15, 2008. FSP FAS 133-1and FIN 45-4 also clarifies the effective date in FASB Statement No. 161 (“SFAS 161”), “Disclosures about Derivative Instruments and Hedging Activities”. Disclosures required by SFAS 161 are effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. The adoption of FSP FAS 133-1 and FIN 45-4 only require additional disclosures, however, management does not believe that the adoption of these standards will have an impact on the disclosures required by the Company.

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

FSP APB 14 – In  May 2008, the FASB issued FSP APB 14-1 , “Accounting for Convertible Debt Instruments That May Be Settled in Cash Upon Conversion (Including Partial Cash Settlement).” This FSP applies to convertible debt securities that, upon conversion by the holder, may be settled by the issuer fully or partially in cash (rather than settled fully in shares) and specifies that issuers of such instruments should separately account for the liability and equity components in a manner that reflects the issuer’s nonconvertible debt borrowing rate when related interest cost is recognized. This FSP is effective for our company beginning January 1, 2009 with retrospective application to all periods presented. Management is evaluating the impact of this standard on its financial position or results of operations.

FSP FAS 142-3– In April 2008, the FASB issued FSP SFAS No. 142-3, “Determination of the Useful Life of Intangible Assets,” (FSP FAS 142-3). This FSP amends the list of factors an entity should consider in developing renewal or extension assumptions used in determining the useful life of recognized intangible assets under SFAS No. 142, “Goodwill and Other Intangible Assets,” (SFAS 142). The intent of this FSP is to improve the consistency between the useful life of a recognized intangible asset under SFAS 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS No. 141, “Business Combinations.” FSP FAS 142-3 is effective for financial statements issued for fiscal years beginning after December 15, 2008 and interim periods within those fiscal years. Management does not believe that adoption of FSP FAS 142-3 will have an impact on our financial position or results of operations.

SFAS 141(R)- In December 2007, the FASB issued SFAS No. 141(revised 2007), “Business Combinations” (SFAS 141(R)). SFAS 141(R) is intended to improve reporting by creating greater consistency in the accounting and financial reporting of business combinations, resulting in more complete, comparable and relevant information for investors and other users of financial statements. To achieve this goal, the new standard requires the acquiring entity in a business combination to recognize all (and only) the assets acquired and liabilities assumed in the transaction; establishes the acquisition-date fair value as the measurement objective for all assets acquired and liabilities assumed; and expands the disclosure requirements for material business combinations. For calendar-year companies, SFAS 141(R) is effective for business combination transactions for which the acquisition date is on or after January 1, 2009. Management will adopt SFAS 141(R) prospectively, as required by the standard, and will evaluate the impact SFAS 141(R) may have on the accounting for any future business combination that we may consider.

SFAS 160– In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements” (SFAS 160). SFAS 160 is intended to improve the relevance, comparability, and transparency of financial information provided to investors by requiring all entities to report noncontrolling (minority) interests in subsidiaries in the same way—as equity in the consolidated financial statements. Moreover, SFAS 160 eliminates the diversity that currently exists in accounting for transactions between an entity and noncontrolling interests by requiring that they be treated as equity transactions. SFAS 160 is effective for fiscal years beginning after December 15, 2008, and is required to be adopted prospectively. Management does not believe that the implementation of SFAS 160 will have an impact on our financial position or results of operations.

(2)	Customer Concentrations:

Included in accounts receivable are $6,770 due from two customers at September 30, 2008 and $100,351 due from four customers at December 31, 2007. Sales earned from these customers amounted to $54,511 for the nine months ended September 30, 2008. For the three months ended September 30, 2008, two customers of our foam products accounted for approximately ninety-seven percent (97%) of our sales revenues. For the nine months ended September 30, 2008, one customer of our wood flooring products accounted for approximately eighty-four percent (84%) of our sales revenues.

(3)	Property and Equipment:

Property and equipment as of September 30, 2008 and December 31, 2007 consists of the following:

	(Unaudited)
	September 30,	December 31,
	2008	2007

Automobiles	$69,798	$69,798
Computer equipment	32,813	24,356
Furniture and fixtures	19,050	18,820
Computer software	13,019	12,503
Leasehold improvements	12,262	12,262
Camera equipment	1,578	1,578
Telephone equipment	4,021	1,284

	152,541	140,601
Less accumulated depreciation	74,687	54,739

	$77,854	$85,862

Depreciation expense amounted to $6,860 and $5,661 for the three months ended September 30, 2008 and 2007, respectively and $19,948 and $16,178 for the nine months ended September 30, 2008 and 2007, respectively. Automobiles with a net book value of $38,179 are collateralized against automobile loan balances of $41,772 as of September 30, 2008.

ecoSolutions Intl (Formerly 360 Interchange, Inc.)
Notes to Condensed Financial Statements
Quarterly Period Ended September 30, 2008

(4)	Loans Payable and Accrued Interest:

Loans payable and accrued interest as of September 30, 2008 and December 31, 2007 are summarized as follows:

	(Unaudited)
	September 30,	December 31,
	2008	2007

Note payable including interest to William Patridge, President and CEO, for funding of the Company bearing interest at 10.0% (which commenced accrual as of January 2006), due January 2010, payable as $305,000 in 2008, $894,268 in 2009 and $1,605,453 in 2010	$2,804,721	2,168,535

Automobile loan payable, bearing interest at 5.3%, secured by automobile, payable in monthly principal and interest installments of $822, matures June 2011	25,186	31,445

Automobile loan payable, bearing interest at 7.5%, secured by automobile, payable in monthly principal and interest installments of $321, matures December 2013	16,586	18,477

Southern Oregon Regional Economic Development, Inc. loan payable, bearing interest at 8.0%, secured by business assets and assets owned by William Patridge, the principal stockholder. Paid in full on January 3, 2008 (see Note 4)	-	182,700

Convertible promissory notes including interest, bearing interest at 8.0%, payable in semi-annual interest installments, maturities due December 2008 through May 2009. Converted by all lenders on March 10, 2008 (see Note 4)	-	171,600

Convertible promissory notes including interest, bearing interest at 6.0%, interest payable at maturity, net of unamortized debt discount of $96,890, maturities of July 2009	29,833	-

	2,876,326	2,572,757
Less current portion	1,240,536	493,906

	$1,635,790	$2,078,851

As of September 30, 2008, the note payable including interest to William Patridge, President and Chief Executive Officer, was $2,804,721 for funding of the Company. This note began bearing interest at 10.0% on January 1, 2006 and is due January 2, 2010. Installment payments on this note are $215,000 due on June 30, 2008, $15,000 due at the end of each month in 2008 except June, $894,268 due on January 2, 2009 and $1,605,453 due on January 2, 2010. The $215,000 amount due June 30, 2008 and $45,000 total due for the months ended July, August and September 2008 were not paid. According to the terms of the promissory note with Patridge, the loan is not in default during 2008 if payments are not made. For the nine months ended September 30, 2008, William Patridge provided $483,749 of net borrowings to the Company.

On July 8, 2008, we issued to T Squared Investments LLC (“T Squared”), a related party, a convertible promissory note in the aggregate principal amount of $100,000 (“T Squared Note”) at an interest rate of 6% per annum. On July 8, 2008, we issued to Westside Capital LLC (“Westside”), a convertible promissory note in the aggregate principal amount of $25,000 (“Westside Note”) at an interest rate of 6% per annum. Westside is managed by the same managing partners as T Squared. The T Squared Note and the Westside Note mature and are payable, together with accrued interest, one year from the date of issuance. T Squared and Westside may at any time, in their sole discretion, convert all or a portion of the principal amount outstanding, together with accrued interest, into shares of our common stock, at a conversion price of $0.50 per share of common stock. As of September 30, 2008, accrued interest of $1,723 is included in the notes payable balance. In accordance with Emerging Issues Task Force Abstract 00-27, “Application of Issue No. 98-5 to Certain Convertible Instruments”, the beneficial conversion feature of $125,000 was recorded as a discount to the notes at issuance and is being amortized over the one year lives of the notes using the effective interest method. For both the three and nine months ended September 30, 2008, amortization of the discount was recorded as interest expense was $28,110. The unamortized debt discount is presented as a contra amount in current portion of loans and interest payable of $96,890 as of September 30, 2008. In accordance with the guidance under SFAS 133 “Accounting for Derivative Instruments and Hedging Activities,” SFAS 150 “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity”, EITF 00-19 “Accounting for Derivative Financial Instruments Indexed To, and Potentially Settled In, a Company’s Own Stock” and EITF 05-02 “Meaning of Conventional Convertible Debt Instrument in Issue No. 00-19”, such notes were determined to be conventional convertible and no separate derivative accounting was considered necessary.

On January 3, 2008, the loan balance with Southern Oregon Regional Economic Developments, Inc (SOREDI) of $182,700 was paid off by William Patridge. The Company’s liability to SOREDI decreased to zero on that date with the liability owed to William Patridge increased by $184,164, representing the principal balance of $182,700 plus additional accrued interest to pay off the balance.

ecoSolutions Intl (Formerly 360 Interchange, Inc.)
Notes to Condensed Financial Statements
Quarterly Period Ended September 30, 2008

(4)	Loans Payable and Accrued Interest (Continued):

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

In accordance with the guidance under SFAS 133 “Accounting for Derivative Instruments and Hedging Activities,” SFAS 150 “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity”, EITF 00-19 “Accounting for Derivative Financial Instruments Indexed To, and Potentially Settled In, a Company’s Own Stock” and EITF 05-02 “Meaning of Conventional Convertible Debt Instrument in Issue No. 00-19”, such notes were determined to be conventional convertible and no separate derivative accounting was considered necessary.

The aggregate maturities of long-term debt at September 30, 2008 were as follows (unaudited):

Year ending December 31,
2008	$307,799
2009	935,701
2010	1,617,744
2011	8,040
2012	3,435
Thereafter	3,607

$2,876,326

(5) Deferred Costs:

During the nine months ended September 30, 2008, the Company incurred $38,133 in direct costs associated with the efforts to raise capital for the business. In accordance with Staff Accounting Bulletin 5, “Miscellaneous Accounting,” Topic A, “Expenses of Offering,” these costs were capitalized and are reported as a long-term asset on the accompanying Condensed Balance Sheet. Upon the completion of a contemplated offering, these costs will be offset against equity proceeds or amortized over the term of financing proceeds. In addition to this offering, the Company expects to continue capital raising activities in the forms of bridge loans through 2008.

ecoSolutions Intl (Formerly 360 Interchange, Inc.)
Notes to Condensed Financial Statements
Quarterly Period Ended September 30, 2008

(6)	Related Party Transactions:

The Company’s office business facility located in Ashland, Oregon is owned by Main and Second Street LLC, a company which William Patridge, Chairman, Chief Executive Officer, President and principal stockholder of the Company is the sole managing member and is not a variable interest entity per FASB Interpretation 46R, “Consolidation of Variable Interest Entities (as amended)” (FIN 46R). Rent expense was accrued but not paid per agreement with William Patridge since inception through December 31, 2007. Beginning January 1, 2008, the Company has paid the monthly rent due. The monthly terms are set at a fixed price, which can increase with notification from Main and Second Street LLC. The rental agreement is not collateralized. The liability to Main and Second Street LLC as of September 30, 2008 and December 31, 2007 of $40,281 is classified within current liabilities as payment is expected within the next twelve months.

Fees for management services provided by the Company to Patridge & Company of Nevada LLC are recorded as services income and recorded in non-current accounts receivable as services are incurred. William Patridge is the managing member of Patridge & Company of Nevada LLC. As of September 30, 2008, the noncurrent accounts receivable balance was $25,770 and fees earned for the nine months ended September 30, 2008 were $4,500. As of September 30, 2008, the amount past due over ninety days is $24,270. As of December 31, 2007, the non-current accounts receivable balance was $21,271 and fees earned for 2007 were $6,000. This non-interest bearing accounts receivable balance is classified as a non-current asset as a likelihood exists that collection over the next twelve months may not occur. However, the Company anticipates full collectability in the long-term.

The Company’s operations through September 30, 2008 have been funded by common stock purchases, convertible promissory notes, outside loans, loans from William Patridge, President and Chief Executive Officer and cash flow from operating activities. As of September 30, 2008, the Company has a note payable including accrued interest to William Patridge of $2,804,721 bearing interest at 10.0% starting January, 2006. This note is due in installment payments beginning from March 2008 through January 2010. The June 30, 2008 payment of $215,000 and $45,000 total due for the months ended July, August and September 2008 were not made, however the Company is not in default under the terms of the promissory note (see Note 4).

(7)	Leases:

The Company maintains an office in Shanghai, China that is obligated under a non-cancelable operating lease for office space that expires in July 2009. The office space in Ashland, Oregon, rented from Main and Second Street LLC, is on a month-to-month basis. The Company leases a company automobile with lease payments beginning November 2007 and ending October 2012. Total lease expense for all leases was $20,058 and $14,007 for the three months ended September 30, 2008 and 2007, respectively. For the nine months ended September 30, 2008 and 2007, respectively, total lease expense for all leases was $59,751 and $42,089. Lease expense is recorded within other selling, general and administrative expenses in the Condensed Statements of Operations.

The aggregate future minimum annual lease payments under non-cancelable operating leases as of September 30, 2008 were as follows (unaudited):

Year Ended December 31,
2008	$11,862
2009	35,713
2010	19,284
2011	19,284
2012	14,463
Thereafter	-

$100,606

ecoSolutions Intl (Formerly 360 Interchange, Inc.)
Notes to Condensed Financial Statements
Quarterly Period Ended September 30, 2008

(8)	Convertible Preferred Stock:

On November 10, 2006, certain current liabilities owing (or balances outstanding) as of September 30, 2006 to William Patridge, Chairman, Chief Executive Officer, President and principal stockholder of the Company and his affiliated companies, were retired and converted to preferred stock. The Articles of Incorporation of the Company were restated on November 10, 2006 to authorize 100,000,000 shares of common stock and 20,000,000 shares of preferred stock, each having a $.001 par value. Each share of preferred stock may be converted into ten shares of common stock as fully paid and non-assessable common stock and carries ten to one voting rights. The rights and privileges of the convertible preferred stock include dividend rights and there are no liquidation or call preferences. The preferred stock does not carry any other rights other than the foregoing. In exchange for $248,825 of current liabilities owed to William Patridge and his affiliated companies, 765,615 shares of preferred stock were issued to William Patridge.

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
Quarterly Period Ended September 30, 2008

(9)	Stock Options:

The Company has granted non-qualified and incentive stock option agreements (the “Agreements”) to certain employees, advisors, consultants and board members. The Agreements provide for the grant of stock options, exercisable for shares of the Company’s common stock. In May 2007, the Board of Directors, by unanimous written consent, adopted the 2007 Equity Incentive Plan and Incentive Stock Option agreement. For the nine months ended September 30, 2008, the Company granted options to purchase 1,590,000 shares of the Company’s common stock. These options were granted with an exercise price ranging from $0.15 to $0.55 per share. These options vest over three years and expire in five years. For the nine months ended September 30, 2008, 25,000 options were exercised and 60,000 options forfeited with 4,229,500 options outstanding.

A summary is as follows:

			Weighted
		Weighted	Average
		Average	Remaining
	Number	Exercise	Contractual
	of shares	Price	Life

Balance at December 31, 2007	2,724,500	$0.210	3.74

Granted	1,590,000	$0.328
Exercised	(25,000)	0.001
Forfeited	(60,000)	0.084

Balance at September 30, 2008 (Unaudited)	4,229,500	$0.257	3.76

Exercisable at September 30, 2008 (Unaudited)	1,038,831	$0.283	2.89

Commencing January 1, 2006, the Company adopted Statement of Financial Accounting Standard No. 123R, “Share Based Payment” (“SFAS 123R”), which requires all share-based payments, including grants of stock options, to be recognized in the income statement as an operating expense, based on fair values.

The Company accounts for equity instruments issued in exchange for the receipt of goods or services from other than employees in accordance with SFAS 123R and the conclusions reached by the Emerging Issues Task Force, Issue 96-18, “Accounting for Equity Instruments That are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services”, (EITF 96-18). Costs are measured at the estimated fair market value of the consideration received or the estimated fair value of the equity instruments issued, whichever is more reliably measurable. The value of the equity instruments issued for consideration other than employee services is determined on the earlier of a performance commitment or completion of performance by the provider of goods or services as defined by EITF 96-18. During the three months and nine months ended September 30, 2008, respectively, options to purchase 0 and 1,150,000 shares of the Company’s common stock were granted to non-employees. The current fair value at September 30, 2008 of the non-employee options to purchase 1,150,000 shares of the Company’s common stock was $575,000.

Under SFAS 123R, forfeitures are estimated at the time of valuation and reduce expense ratably over the vesting period. This estimate is adjusted periodically based on the extent to which actual forfeitures differ, or are expected to differ, from the previous estimate. The Company utilized a 10% forfeiture rate. The Company recognized $71,586 and $26,457 of stock option expense and for the three months ended September 30, 2008 and 2007, respectively. For the nine months ended September 30, 2008 and 2007, respectively, the Company recognized $225,358 and $77,650 of stock option expense. As of September 30, 2008, there was $538,348 of total unrecognized compensation cost related to non vested share-based compensation arrangements granted under existing stock option plans. The total fair value of shares vested and non vested as of September 30, 2008 was $913,075, of which $239,711 is attributed to employee options.

ecoSolutions Intl (Formerly 360 Interchange, Inc.)
Notes to Condensed Financial Statements
Quarterly Period Ended September 30, 2008

(9)	Stock Options (Continued):

The fair value of options granted to employees was estimated using the Black Scholes option-pricing model. These same assumptions were also used in applying the Black Scholes option-pricing model for any stock based option compensation paid to non-employees. For the three and nine months ended September 30, 2008, expected future volatility is based on review of historical volatilities for similar public companies. With the Company’s limited trading history and infancy in its product line, management believes that the historical volatility of the Company’s stock price does not best represent the expected volatility of the stock price. Management intends to continue to consistently use the same group of publicly traded peer companies to determine volatility in the future until such time that sufficient information regarding the volatility of the Company’s share price becomes available or unless the selected companies become unreliable for this purpose. The fair value of options at the date of grant and the assumptions utilized are indicated in the following table:

	(Unaudited)
	Three Months	Nine Months
	Ended September 30,	Ended September 30,
	2008	2008

Weighted average of fair value at date of grant for options granted during the period	$0.550	$0.328

Risk-free interest rates	2.84%	1.71%-2.84%
Expected option life in years	5	5
Expected stock price volatility	96%	94%-100%
Expected dividend yield	-	-

The following summarizes the activity of the Company’s non vested options for the nine months ended September 30, 2008.

		Weighted
		Average
		Exercise
	Shares	Price

Non vested at December 31, 2007	2,198,837	$0.189
Granted	1,590,000	0.328
Vested	(538,168)	0.256
Forfeited	(60,000)	0.084

Non vested at September 30, 2008 (Unaudited)	3,190,669	$0.248

ecoSolutions Intl (Formerly 360 Interchange, Inc.)
Notes to Condensed Financial Statements
Quarterly Period Ended September 30, 2008

(10)	Shares Granted for Services:

Certain shares granted to consultants for services provided to the Company as independent contractors are restricted under a “Restricted Stock Agreement” established January 11, 2005. These shares are subject to forfeiture over the annual anniversary date of each three year period of the agreement if the Board of Directors determines that the consultant is no longer assisting the Company. In that case, such shares shall be returned to the Company for cancellation. If the Board of Directors determines that the consultant is assisting the Company over the annual anniversary date of each three year period, the consultant shall acquire an unrestricted right to one-third of the shares of stock. As of September 30, 2008, a total of 245,000 cumulative restricted shares had been granted with 148,333 shares issued as common stock and 96,667 shares cancelled. Compensation expense for services performed during the three months ended September 30, 2008 and 2007 was $0 and $1,563, respectively. For the nine months ended September 30, 2008 and 2007, respectively, compensation expense was $188 and $5,227. Compensation expense is recorded in other selling, general and administrative expenses in the accompanying Condensed Statements of Operations. Shares issued for such services during 2008 and 2007 were 41,666 and 41,667, respectively, representing a total fair value on September 30, 2008 of $20,834 and $20,833, respectively.

Services provided by consultants outside of the “Restricted Stock Agreement” were recorded as compensation expense in other selling, general and administrative expenses during the three month periods ended September 30, 2008 and 2007 of $15,921 and $0, respectively. For the nine months ended September 30, 2008 and 2007, respectively, compensation expense was $38,459 and $9,525. Shares issued for such services during 2008 and 2007 were 145,000 and 146,833, respectively, representing a total fair value on September 30, 2008 of $72,500 and $73,417, respectively.

The fair market value of common stock used in the above calculations was determined during those timeframes based on the average price of the Company stock from private investors, the offering price under Rule 504 of Regulation D (see Note 12) and the closing prices of quotations on the Pink Sheets on the measurement date.

ecoSolutions Intl (Formerly 360 Interchange, Inc.)
Notes to Condensed Financial Statements
Quarterly Period Ended September 30, 2008

(11)	Loss per Share:

The Company has adopted Statement of Financial Accounting Standards No. 128, “Earnings per Share” (SFAS 128). SFAS 128 provides for the calculation of basic and diluted earnings per share. Basic earnings per share includes no dilution and is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflect the potential dilution of securities that could share in the earnings of an entity, such as stock options, warrants or convertible securities. Loss per share is computed as net loss divided by the weighted average of common shares outstanding for the period, as follows:

	(Unaudited)
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007

Net loss available to common stockholders	$(586,878)	$(356,182)	$(1,333,569)	$(1,079,745)

Weighted average common shares outstanding, basic and diluted	24,339,484	10,181,703	19,284,444	10,153,252

Basic and diluted loss per share	$(0.02)	$(0.03)	$(0.07)	$(0.11)

Common stock equivalents, consisting of stock options, preferred stock, convertible promissory notes and restricted stock totaling in the aggregate 3,915,000 and 9,364,484 share equivalents as of September 30, 2008 and 2007, respectively, were not included in the computation of diluted earnings per share, as their inclusion would be anti-dilutive.

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

On March 18, 2008, the Company received approval from the Financial Industry Regulatory Authority (FINRA) to quote its common stock on the Pink Sheets LLC electronic trading platform (Pink Sheets). On April 14, 2008, the National Association of Securities Dealers Automated Quotation System (NASDAQ) approved the Pink Sheets quotation for the Company's new name, ecoSolutions Intl. On October 21, 2008, the Company received approval from FINRA to quote its common stock on the OTC Bulletin Board. The trading symbol assigned to the Company is ECOI.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS .

This Report, including any documents which may be incorporated by reference into this Report, contains “Forward-Looking Statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements other than statements of historical fact are “Forward-Looking Statements” for purposes of these provisions, including any projections of revenues or other financial items, any statements of the plans and objectives of management for future operations, any statements concerning proposed new products or services, any statements regarding future economic conditions or performance, and any statements of assumptions underlying any of the foregoing. All Forward-Looking Statements included in this document are made as of the date hereof and are based on information available to us as of such date. We assume no obligation to update any Forward-Looking Statement. In some cases, Forward-Looking Statements can be identified by the use of terminology such as “may,” “will,” “expects,” “plans,” “anticipates,” “intends,” “believes,” “estimates,” “potential,” or “continue,” or the negative thereof or other comparable terminology. Although we believe that the expectations reflected in the Forward-Looking Statements contained herein are reasonable, there can be no assurance that such expectations or any of the Forward-Looking Statements will prove to be correct, and actual results could differ materially from those projected or assumed in the Forward-Looking Statements. Future financial condition and results of operations, as well as any Forward-Looking Statements are subject to inherent risks and uncertainties, including any other factors referred to in our press releases and reports filed with the Securities and Exchange Commission. All subsequent Forward-Looking Statements attributable to the company or persons acting on its behalf are expressly qualified in their entirety by these cautionary statements. Additional factors that may have a direct bearing on our operating results are described under “Risk Factors” and elsewhere in this Report .

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

The wood flooring industry is dependent on activity in the construction and real estate markets, and our operations in this industry have been affected by the financial troubles in the real estate market. In addition, the number of trading companies has grown substantially with foreign companies competing with the Asian traditional traders. There has also been a growth resulting from the Internet explosion, in that there are now many sites offering direct communication with the factories and manufacturers, and functioning effectively as online trading companies. As more companies in the United States become savvy about working directly with factories, trading companies have to adapt and become more service oriented to retain their customer base. This has presented significant challenges for what we believe to be an already crowded market.

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

In particular, in connection with our new line of business, we intend to offer a suite of products classifiable into one of three broad product lines, namely: (i) a Correlative Product Line, (ii) an Enriched Product Line, and (iii) an Overall Sustainability Product Line. The nature and types of products included in our Correlative Product Line will be products designed to contain no toxic PVC materials compared with non-green substitutes, which contain PVC. Products in our Correlative Product Line will perform similarly to the non-green substitutes that they replace but their production will emphasize their inclusion of more readily recyclable and eco-friendly materials. Our Enriched Product Line will include products manufactured with an eco-friendly focus, as in the case of our Correlative Products; however, our Enriched Products will feature improvements in product performance (compared to their non-green competitors) in addition to the “green” nature of these products. Our Overall Sustainability Product Line will feature products that improve the overall sustainability of the materials that they replace by using technology that builds upon the other two categories, including benefits relating to biodegradability, among others.

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

Customers

For the three months ended September 30, 2008, two customers of our foam products accounted for approximately ninety-seven percent (97%) of our sales revenues. For the nine months ended September 30, 2008, one customer of our wood flooring products accounted for approximately eighty-four percent (84%) of our sales revenues. We are, however, in the process of talking with several companies who have indicated an interest in our new products which will broaden and diversify our customer base.

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

 Principal Products

 Generally, our suite of products and materials can be classified into one of three categories, which we market under either of our ecoPlastic™ or ecoFoam™ brands:

º Correlative Products.   These products are next-step solutions, making a big impact on reducing the volume of materials in production that are more damaging to the environment and personal health (including exclusion of toxic PVC). Correlative products will perform similarly to what they replace, but are more environmentally friendly by being more readily recyclable and eco-friendly in their production.

 º Enriched Products.   These products provide material performance gains as well as “green” performance. These products will often be recyclable and gentler on the environment as our Correlative Products are, but add benefits such as degradability and significant enhancements to the production process and final product.

 º Overall Sustainability Products.   This category represents products that improve the overall sustainability of the materials they are replacing by using technology that builds upon the other two categories. These advantages include biodegradability, materials made from renewable resources and a more comprehensive approach to “greening” the supply chain.

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

For a more comprehensive description of our business and operations, please refer to Amendment No. 4 to the Registration Statement on Form 10 filed with the Securities and Exchange Commission on October 1, 2008.

Recent Developments

 None.

Critical Accounting Policies

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported assets, liabilities, sales and expenses in the accompanying financial statements. The SEC has defined that critical accounting policies are the ones that are the most important to the portrayal of the Company’s financial condition and results of operations, and those that require the most subjective and complex judgments, often employing the use of estimates about the effect of matters that are inherently uncertain. On an ongoing basis, management evaluates its estimates, including those related to revenue recognition, bad debts, impairment of long-lived assets, accrued liabilities and certain expenses. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ materially from these estimates under different assumptions, judgments or conditions. For additional information, see Part I, Item 1, “Financial Statements – Note 1 – Summary of Business and Significant Accounting Policies” of this Form 10-Q. Although we believe that our estimates, assumptions and judgments are reasonable, they are based upon information presently available. Actual results may differ significantly from these estimates under different assumptions, judgments or conditions.

Recent Accounting Pronouncements

FSP FAS 157-3 – In October 2008, the FASB issued FASB Staff Position No. FAS 157-3, “Determining the Fair Value of a Financial Asset in a Market That Is Not Active” (FSP 157-3), which clarifies the application of SFAS 157 when the market for a financial asset is inactive. Specifically, FSP 157-3 clarifies how (1) management’s internal assumptions should be considered in measuring fair value when observable data are not present, (2) observable market information from an inactive market should be taken into account, and (3) the use of broker quotes or pricing services should be considered in assessing the relevance of observable and unobservable data to measure fair value. The guidance in FSP FAS 1157-3 is effective immediately and management is evaluating the impact that this and FAS 157 will have on the financial statements.

FSP FAS 133-1 and FIN 45-4 – In September 2008, the FASB issued FASB Staff Position (“FSP”) No. 133-1 and FIN 45-4 (“FSP FAS 133-1 and FIN 45-4”), “Disclosures about Credit Derivatives and Certain Guarantees: An Amendment of FASB Statement No. 133 and FASB Interpretation No. 45; and Clarification of the Effective Date of FASB Statement No. 161”.  FSP FAS 133-1 and FIN 45-4 amends FASB Statement No. 133 (“SFAS 133”), “Accounting for Derivative Instruments and Hedging Activities”, to require disclosures by sellers of credit derivatives, including credit derivatives embedded in hybrid instruments.  FSP FAS 133-1 and FIN 45-4 also amend FASB Interpretation No. 45 (“FIN 45”), “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness to Others”, to require additional disclosure about the current status of the payment/performance risk of a guarantee.  The provisions of the FSP that amend SFAS 133 and FIN 45 are effective for reporting periods ending after November 15, 2008. FSP FAS 133-1and FIN 45-4 also clarifies the effective date in FASB Statement No. 161 (“SFAS 161”), “Disclosures about Derivative Instruments and Hedging Activities”. Disclosures required by SFAS 161 are effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. The adoption of FSP FAS 133-1 and FIN 45-4 only require additional disclosures, however, management does not believe that the adoption of these standards will have an impact on the disclosures required by the Company.

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

FSP APB 14 – In  May 2008, the FASB issued FSP APB 14-1 , “Accounting for Convertible Debt Instruments That May Be Settled in Cash Upon Conversion (Including Partial Cash Settlement).” This FSP applies to convertible debt securities that, upon conversion by the holder, may be settled by the issuer fully or partially in cash (rather than settled fully in shares) and specifies that issuers of such instruments should separately account for the liability and equity components in a manner that reflects the issuer’s nonconvertible debt borrowing rate when related interest cost is recognized. This FSP is effective for our company beginning January 1, 2009 with retrospective application to all periods presented. Management is evaluating the impact of this standard on its financial position or results of operations.

FSP FAS 142-3– In April 2008, the FASB issued FSP SFAS No. 142-3, “Determination of the Useful Life of Intangible Assets,” (FSP FAS 142-3). This FSP amends the list of factors an entity should consider in developing renewal or extension assumptions used in determining the useful life of recognized intangible assets under SFAS No. 142, “Goodwill and Other Intangible Assets,” (SFAS 142). The intent of this FSP is to improve the consistency between the useful life of a recognized intangible asset under SFAS 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS No. 141, “Business Combinations.” FSP FAS 142-3 is effective for financial statements issued for fiscal years beginning after December 15, 2008 and interim periods within those fiscal years. Management does not believe that adoption of FSP FAS 142-3 will have an impact on our financial position or results of operations.

SFAS 141(R)– In December 2007, the FASB issued SFAS No. 141(revised 2007), “Business Combinations” (SFAS 141(R)). SFAS 141(R) is intended to improve reporting by creating greater consistency in the accounting and financial reporting of business combinations, resulting in more complete, comparable and relevant information for investors and other users of financial statements. To achieve this goal, the new standard requires the acquiring entity in a business combination to recognize all (and only) the assets acquired and liabilities assumed in the transaction; establishes the acquisition-date fair value as the measurement objective for all assets acquired and liabilities assumed; and expands the disclosure requirements for material business combinations. For calendar-year companies, SFAS 141(R) is effective for business combination transactions for which the acquisition date is on or after January 1, 2009. Management will adopt SFAS 141(R) prospectively, as required by the standard, and will evaluate the impact SFAS 141(R) may have on the accounting for any future business combination that we may consider.

SFAS 160– In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements” (SFAS 160). SFAS 160 is intended to improve the relevance, comparability, and transparency of financial information provided to investors by requiring all entities to report noncontrolling (minority) interests in subsidiaries in the same way—as equity in the consolidated financial statements. Moreover, SFAS 160 eliminates the diversity that currently exists in accounting for transactions between an entity and noncontrolling interests by requiring that they be treated as equity transactions. SFAS 160 is effective for fiscal years beginning after December 15, 2008, and is required to be adopted prospectively. Management does not believe that the implementation of SFAS 160 will have an impact on our financial position or results of operations.

Results of Operations

Revenues and Gross Profit. Our revenues for the quarter ended September 30, 2008 were $75,999, representing a decrease of approximately $31,000 compared to revenues of $106,611 for the quarter ended September 30, 2007. The revenue decrease was due to lower sales of wood flooring products as we transition out of selling these products. Our repositioning efforts include a revamped business strategy to optimize the opportunities available in the rapidly growing eco-conscious industries, specifically targeting replacements for conventional plastics. We will continue to sell and service existing wood flooring customers, where appropriate, but do not plan to target new potential wood flooring customers. Our product mix changed between years from approximately 36% revenues from wood flooring and approximately 64% from foam products (consisting of yoga mats and underlayment for flooring) in third quarter of 2007 to approximately 1% from wood flooring and approximately 99% from the similar foam products in the third quarter of 2008. The revenue dollar change was a decrease of approximately $37,000 from wood flooring and an increase of approximately $6,000 from foam products between quarters. As we reposition our company into selling our ecoPlastic ™ and ecoFoam ™ lines into additional products besides yoga mats and underlayment for flooring, we anticipate product mix fluctuations to continue to occur during 2008.

Our revenues for the nine months ended September 30, 2008 were $2,080,277, representing an increase of approximately $1,766,000 compared to revenues of $314,127 for the nine months ended September 30, 2007. The revenue increase was due to shipments of wood flooring orders during the first nine months of 2008 for orders that were initiated during the fourth quarter of 2007 and the first quarter of 2008 and higher sales of foam products. Our product mix changed between years from approximately 32% revenues from wood flooring and approximately 68% from foam products (consisting of yoga mats and underlayment for flooring) in the first nine months of 2007 to approximately 87% from wood flooring and approximately 13% from the similar foam products in the first nine months of 2008. The revenue dollar changes were an increase of approximately $1,698,000 from wood flooring and an increase of approximately $68,000 from foam products between periods.

Our gross profit for the quarter ended September 30, 2008 was $19,897, representing an increase of approximately $8,000 compared to $11,596 for the quarter ended September 30, 2007. Gross profit for the third quarter of 2008 as a percentage of revenues was 26.2% compared to 10.9% for the third quarter of 2007. The increase corresponded to higher gross margins on foam products and lower shipping costs as we did not incur expedited shipping costs that were needed during last year’s quarter to meet arrival dates of products to one of our customers.

Our gross profit for the nine months ended September 30, 2008 was $445,484, representing an increase of approximately $402,000 compared to $43,479 for the nine months ended September 30, 2007. Gross profit for the first nine months of 2008 as a percentage of revenues was 21.4% compared to 13.8% for the first nine months of 2007. The increase corresponded to the increase in revenues, as well as higher gross margins on wood flooring and foam sales during the first nine months of 2008.

Operating Expenses. Our selling, general and administrative expenses for the quarter ended September 30, 2008, were $515,310, representing an increase of approximately $200,000 or 63.3% compared to $315,498 for the quarter ended September 30, 2007. As a percentage of revenues, selling, general and administrative expenses were 678.0% for the third quarter of 2008 compared to 295.9% for the third quarter of 2007. Approximately $67,000 of this increase, an increase of 46.6%, was due to additional payroll and benefits expense, including stock based compensation, from additional employee positions of Executive Vice-President and two Operations Managers for the third quarter of 2008 which did not exist as of the third quarter of 2007, the shift of the expense for the Chief Financial Officer from consulting to payroll and health care insurance provided for employees starting March 2008. Professional fees increased approximately $98,000 or 536.6% due to higher legal and accounting fees associated with our filings with the Securities and Exchange Commission of a registration statement on Form 10 and complying with SEC reporting requirements, as well as engaging an investor relations firm in May 2008. Expense for outside consultants, including cash and non-cash stock based compensation, increased by approximately $39,000 or 114.3% due to a higher quantity and value of stock and stock options issued for services under Statement of Financial Accounting Standard No. 123R (SFAS 123(R)). Our selling, general and administrative expenses for the nine months ended September 30, 2008, were $1,533,176, representing an increase of approximately $546,000 or 55.4% compared to $986,913 for the nine months ended September 30, 2007. As a percentage of revenues, selling, general and administrative expenses were 73.7% for the first nine months of 2008 compared to 314.2% for the first nine months of 2007. This increase was partially due to higher payroll and benefits expense of approximately $268,000 or 59.8% due to the same reasons discussed above for the quarter plus sales commissions paid to sales employees on the higher sales for the nine months. Professional fees increased approximately $176,000 or 314.3% and expense for outside consultants, including cash and non-cash stock based compensation increased approximately $108,000 or 101.8% for the reasons discussed above for the quarter.

Other Expenses. Our other expenses for the quarter ended September 30, 2008 were $91,465, representing an increase of approximately $39,000 or 75.0% compared to $52,280 for the quarter ended September 30, 2007. This increase was primarily due to interest expense of $28,110 for amortization of the beneficial conversion feature discount on convertible promissory notes issued during the quarter and additional interest expense incurred on higher cumulative borrowings provided through loans from our President and Chief Executive Officer, William Patridge.

Our other expenses for the nine months ended September 30, 2008 were $245,877, representing an increase of approximately $110,000 or 80.4% compared to $136,311 for the nine months ended September 30, 2007. This increase was primarily due to $41,874 of interest expense in the first quarter of 2008 for beneficial conversion feature expense for convertible promissory notes of $167,495 converted to 1,488,848 shares of Company common stock, at a discount of 25%, and for the reasons discussed above for the quarter.

Liquidity and Capital Resources

As of September 30, 2008 we had $28,103 in cash and a working capital deficit of $1,465,432, as compared with $10,755 in cash at December 31, 2007 and $45,265 in cash at September 30, 2007. Cash used to fund operating activities during the first nine months of 2008 was $956,614 compared to $751,132 for the first nine months of 2007, representing an increase of approximately $205,000. This increase resulted primarily from paying down accounts payable balances, partially offset by higher net sales and gross profits in 2008.

Cash used for investing activities of $11,940 for the first nine months of 2008 was approximately $13,000 lower than the amount of $24,652 for the first nine months of 2007. This decrease was due to a company automobile added last year, partially offset by higher minor purchases of property and equipment to support our offices this year. Cash provided by financing activities of $985,902 for the first nine months of 2008 increased by approximately $242,000 compared to $743,428 for the first nine months of 2007. This increase was due to the net proceeds raised from the sale of 4,345,320 shares of our common stock in an offering under Rule 504 of Regulation D promulgated under the Securities Act of 1933 (as amended), and an additional private placement common stock sale of 300,000 shares, totaling combined net proceeds of approximately $568,000. This increase was partially offset by lower net borrowings on notes payable of approximately $301,000 and a private sale of common stock for $25,000 last year.

Since our inception, we have financed our operations primarily through private sales of our common stock, issuance of convertible promissory notes, and outside loans and loans provided by our President and Chief Executive Officer. We have no credit lines or facilities as of September 30, 2008, nor have we ever had a credit facility since our inception. In order to fund ongoing operations, we conducted a private placement of our common stock in an offering under Rule 504 of Regulation D promulgated under the Securities Act of 1933 (as amended), pursuant to which we sold 4,345,320 shares of our common stock at a price of $0.15 per share, and raised aggregate gross proceeds of approximately $622,000. We closed this offering in January 2008. Based on the proceeds from this offering and operating activities of our business, loans from William Patridge, our President and Chief Executive Officer, and convertible debt issuances we anticipate requiring additional cash to fund our operations starting in the fourth quarter of 2008. We anticipate this funding to come from loans from William Patridge, debt bridge financing of up to $1,000,000 during the last quarter of 2008 from outside investors, and additional debt or equity financing in late 2008 or early 2009 of between $5,000,000 to $10,000,000. Any such sale of common stock or other securities will lead to further dilution of the equity ownership of existing holders of our common stock. The proceeds from additional financing anticipated will be required to meet our current debt maturities of $1,240,536 as of September 30, 2008. Of this amount, $1,199,268 is owed to William Patridge. Under the terms of his agreement, the Company will not be in default until January 1, 2009 if these payments are not made. As of September 30, 2008, $260,000 of the amount due has not been paid, however, the Company is not in violation of the terms of the loan agreement. Our proceeds from financing will also need to pay non-cancelable lease commitments of $11,862 during the last quarter of 2008, pay down current liabilities of accounts payable and accrued liabilities of $215,142 as of September 30, 2008 and to fund our monthly operating activities during the last quarter of 2008.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK .

Not applicable.

ITEM 4T. CONTROLS AND PROCEDURES.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over our financial reporting. Internal control over financial reporting is a process to provide reasonable assurance regarding the reliability of our financial reporting for external purposes in accordance with accounting principles generally accepted in the United States. Internal control over financial reporting includes policies and procedures that: (i) pertain to maintaining records that in reasonable detail accurately and fairly reflect our transactions; (ii) provide reasonable assurance that transactions are recorded as necessary for preparation of our financial statements and that receipts and expenditures of company assets are made in accordance with management authorization; (iii) provide reasonable assurance that unauthorized acquisition, use or disposition of company assets that could have a material effect on our financial statements would be prevented or detected on a timely basis; and (iv) such information is accumulated and communicated to our management, including William Patridge, our Chief Executive Officer, and Jane Emkes, our Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Because of its inherent limitations, internal control over financial reporting is not intended to provide absolute assurance that a misstatement of our financial statements would be prevented or detected.

For the period ending September 30, 2008, our Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of our disclosure controls and procedures pursuant to the Exchange Act Rule 13a-14.

Based on their evaluation, we have concluded that as of the end of the period covered by this quarterly report, our disclosure controls and procedures are designed to provide reasonable assurance that information required to be disclosed by us in our reports is recorded, processed, summarized and reported within the required time periods. The foregoing conclusion is based, in part, on the fact that we are a new and small public company in the development stage of our new business operations. We are currently in the process of formalizing our controls and procedures for our year evaluation.

Changes in Internal Controls. There was no change in our internal control over financial reporting during the quarter ended September 30, 2008, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

This quarterly report does not include a report of management’s assessment regarding internal control over financial reporting or an attestation of the company’s registered public independent accounting firm due to a transition period established by the rules of the Securities and Exchange Commission for newly public companies.

PART II

ITEM 1. LEGAL PROCEEDINGS .

None.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS .

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES .

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS .

None.

ITEM 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS.

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

ECOSOLUTIONS INTL

Date: November 13, 2008	By:	/s/ William Patridge
William Patridge Chief Executive Officer