Form 10-K
period 2008-12-31
ecoSolutions Intl
filed 2009-04-15
CIK 1429136

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
________________________________

FORM 10-K

(MARK ONE)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the fiscal year ended DECEMBER 31, 2008

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

(541) 552-9360
Registrant’s telephone number, including area code

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
None	None

Securities registered pursuant to Section 12(g) of the Act:
Common Stock, par value $0.001
(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
Yes ☐ No ☒

Indicate by check mark if not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:
Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.
☐

Indicate by check mark whether the registrant is a large accelerated filer, a non-accelerated filer, or a smaller reporting company.

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter:
As of June 30, 2008, the aggregate market value of the registrant’s common stock held by non-affiliates based upon the closing price reported for such date on the Pink Sheets LLC electronic trading platform was approximately $9,266,000.

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date:
As of March 24, 2009, the registrant had 25,442,884 shares of common stock issued and outstanding.

_______________________________

ECOSOLUTIONS INTL
FORM 10-K
For the year ended December 31, 2008

TABLE OF CONTENTS

FORWARD-LOOKING STATEMENTS NOTICE

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

Introductory Comment

Throughout this Annual Report on Form 10-K, the terms “we,” “us,” “our,” “our company,” and “the Company” refer to ecoSolutions Intl, a Nevada corporation.

PART I

ITEM 1. BUSINESS

Organizational History

Our company was originally incorporated as “360 Interchange, Inc.” under the laws of the State of Oregon on July 24, 2004. On January 3, 2005, we reincorporated under the laws of the State of Nevada. We subsequently changed our name to “ecoSolutions Intl” on March 17, 2008 to reflect our current business focus. Our principal executive offices are located at 295 East Main Street, Suite 1, Ashland, Oregon 97520, and our telephone number is (541) 552-9360. Due to our business relationships in Asia, we also maintain a branch office located at 2299 Yan An Road, West Shanghai Mart, Suite 3B55, Shanghai, 200336 PRC. We maintain a website at http://www.ecosolutionsintl.com .. Our Internet website(s) and the information contained therein, or connected thereto, are not and are not intended to be incorporated into this Annual Report on Form 10-K.

 Until 2007, we were a trading company operating out of the State of Oregon focusing on the sale of wood flooring and yoga mat products in North America. However, we have not generated significant revenues from our trading company operations, and have incurred net operating losses since our inception in 2004. At December 31, 2008, our accumulated deficit was approximately $5.5 million.

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

In particular, in connection with our new line of business, we are offering a suite of products classifiable into one of three broad product lines, namely: (i) a Correlative Product Line, (ii) an Enriched Product Line, and (iii) an Overall Sustainability Product Line. The nature and types of products included in our Correlative Product Line will be products designed to contain no toxic PVC materials compared with non-green substitutes, which contain PVC. Products in our Correlative Product Line will perform similarly to the non-green substitutes that they replace but their production will emphasize their inclusion of more readily recyclable and eco-friendly materials. Our Enriched Product Line will include products manufactured with an eco-friendly focus, as in the case of our Correlative Products; however, our Enriched Products will feature improvements in product performance (compared to their non-green competitors) in addition to the “green” nature of these products. Our Overall Sustainability Product Line will feature products that improve the overall sustainability of the materials that they replace by using technology that builds upon the other two categories, including benefits relating to biodegradability, among others.

 More specifically, we currently market ecoPlastic™, ecoFoam™ and ecoWrap™ suites of products. Our ecoPlastic™ brand represents our primary suite of products, and includes products/materials from our Correlative Product Line, Enriched Product Line and Overall Sustainability Product Line. Our ecoFoam™ suite includes offerings from our Correlative Product Line and Enriched Product Line only, and represents a subset of our ecoPlastic™ suite. Our ecoWrap™ suite includes offerings from our Correlative Product Line and represents a subset of our ecoPlastic™ suite. For additional details regarding our principal product offerings, please see “Item 2 Business - Principal Products.”

 We are presently focused on building a brand around our suite of eco-friendly solutions and products, including our ecoPlastic™, ecoFoam™ and ecoWrap™ product lines, and co-brand opportunities with our customers. Given the 350 billion pounds per year of plastics that are produced annually, growing at a rate of 5% per annum, we believe that we are targeting a market with enormous growth opportunities for our products. Additionally, with our broader line of product offerings, relative to more conventional players in the bioplastics space, we offer environmentally friendly solutions in a way that non-diversified bioplastics companies cannot.

Overview of Plastics Market

Conventional/Petroleum-Based Plastics

The production of conventional or fossil fuel-based plastics begins with crude oil and natural gas. The components of these fossil fuels are heated, resulting in their conversion into hydrocarbons such as ethylene and propylene. Further processing creates styrene, vinyl chloride, ethylene glycol, terephthalic acid and many others. These molecules are then chemically bonded into chains known as polymers. These polymers and their many combinations produce the abundance of plastic forms we have today. There are many common misconceptions about conventional plastic and its uses. Americans and Europeans use 80% of the world's plastic bags, according to Worldwatch.org.  A survey conducted in early April 2007 on behalf of joint venture partners Metabolix, Inc. and Archer Daniels Midland found that 72% of the U.S. public does not know that conventional plastic is derived from petroleum products. Forty percent of the 501 respondents thought plastic naturally biodegrades. In reality, U.S. plastics manufacturing consumes roughly 2 million barrels of oil a day - or 10% of the nation's overall consumption - and its products never biodegrade. On an annualized basis, the U.S. consumes 7.5 billion barrels of oil a year, of which roughly 254 million barrels are used in plastics and chemical production combined.

The conventional plastics market includes several widely used, high volume commodity resins and numerous lower volume, higher performance resins targeting specialized end uses. Over the past five decades the plastics market has posted relatively consistent growth driven by a number of important fundamental factors including:

•	replacement of traditional materials (glass, steel, aluminum, paper) with lower weight, higher performance plastics;

•	increased health and safety requirements necessitating improved consumer packaging;

•	consumer demand for enhanced appearance and aesthetics which can be achieved with plastic materials; and

•	demand for more durable and functional materials in consumer durable and non-durable products.

        The growth in plastic use has generally exceeded overall economic growth as plastics have entered numerous new markets and product applications based on their functionality and ability to meet numerous user requirements.

        There are many different categories of plastics sold into the market today, but they are generally categorized into two broad groups: commodity polymers and specialty polymers. The most commonly known commodity polymers include polyethylene, polypropylene, polystyrene, PET and polyvinyl chloride (PVC). The commodity polymers are high volume resins that tend to be lower value-added materials produced in volumes of tens of billions of pounds per year. The global market for plastics for use in compostable bags, cosmetics packaging, card stock, consumer electronics, agricultural/horticultural applications and marine/water applications alone is approximately two billion pounds per year, with a growth rate of 5% annually.

Specialty polymer pricing varies widely based on the type of resin and the performance characteristics offered by the material. However, these resins are typically priced at a premium to commodity plastics and, according to Plastics Technology , were selling at values starting above $0.80 per pound and reaching as high, in some cases, as $3.60 per pound in June 2006. In contrast, the commodity grade resins were generally priced at less than $1.00 per pound at that time. Pricing has been volatile due to fluctuations in raw materials costs and supply/demand characteristics.

Some of the more common forms of conventional plastics and their applications in everyday use include the following:

º Polyvinyl Chloride (PVC) - PVC is the second most pervasive plastic in production today and is used in everything from building materials to furniture, automotive and toy manufacturing. Some of the most common toys available in the market today, including teething rings and rubber ducks, are manufactured from PVC. The PVC that so many of these toys are made of frequently contains toxic additives that have been linked in animal studies to a variety of illnesses, including cancer, abnormal brain development, reproductive damage and damage to the kidneys and liver. Further, plastic toys contain plasticizers known as phthalates. Phthalates are toxic chemicals used in the production of plastics to make them soft and pliable, but they can rub off on skin, fabric and in the mouth of the children who use them.

º Polyethylene Terephthalate (PET) - More than half of all plastic bottles that hold water and soda are made from the polyester PET. In heat, PET breaks down and gives off a slightly fruity flavor. It also leaches the toxic metal antimony, which poisons the body in similar ways to arsenic, which means that an overdose of antimony can be fatal. Consumption via a PET-based bottle may cause headaches and dizziness.

Emerging Issues Surrounding Conventional Plastics

Environmental issues around the world today are increasingly at the fore. Weather patterns and climate change are trending to extremes, and, increasingly, health-related problems are being attributed to the toxins in our atmosphere and the products we buy and consume in our everyday lives. Across the globe, manufacturers are being subjected to increasingly negative scrutiny and pressure for contributing to the destruction of our ozone layer. This has resulted in increased regulation over the manner in which manufacturers produce their products. Several of the foregoing concerns relate specifically to the use of hydrocarbons and hydrocarbon-based products, including crude oil/petroleum, natural gas, and products derived from such natural resources.

Increased concern and public awareness on environmental issues, and the impact of everyday goods on the global environment, has incentivized the business community to contemplate and develop products less dependent on hydrocarbons, or products which altogether avoid the use of hydrocarbons and similar toxins in their manufacture; thereby creating market opportunities for goods perceived as environmental-friendly alternatives to some of the more conventional goods consumed today.

Most conventional plastics used in the world today are derived from fossil feedstock, particularly petroleum and natural gas. The markets for these conventional petroleum-based plastics, chemicals and energy are among the largest in the global economy. The prolonged broad use of these petroleum-based products has spun several economic, social and environmental issues, including issues relating to plastic waste management and pollution, rising fossil fuel prices, personal health and safety, and climate change. One impact of the foregoing concerns has been to engender rising levels of interest in product alternatives that are bio-based, sustainable and biodegradable, unlike fossil fuels.

Some of the concerns increasingly associated with the consumption of conventional plastics and other hydrocarbon-based products include the following:

º Plastic Waste Management and Pollution —The U.S. Environmental Protection Agency (“EPA”) estimates that approximately 28.9 million tons of plastic solid waste was deposited into the U.S. municipal solid waste stream in 2005. Further, the percentage of conventional petroleum-based plastics comprising the aggregate U.S. municipal solid waste has risen from less than 1% in 1960 to 11.7% in 2006. Only 1.7 million tons of plastic (or 5.7% of plastic solid waste) was recycled in 2005. While a significant portion of the balance is deposited in landfills, many plastic items such as soda bottles and caps, and grocery bags become litter in the environment where they can become a significant problem. Plastic waste can also place a significant monetary burden on state and local governments.

    Further, there is a disposal issue when it comes to conventional plastics in that existing methods of disposal may have an adverse impact on people's health and the environment. Most plastic waste is placed in landfills or burned in incinerators. Disposal of plastics via burning may give off dioxins and other hazardous substances as by-products, which are subsequently released into the environment. Also, existing landfills are rapidly filling up, thereby requiring the commitment of additional land resources in order to expand the current inventory of landfills in the United States. The threat that petroleum-based plastics pose to the environment is not limited to the terrestrial ecosystem. Studies have noted that the world's oceans show increasing levels of persistent plastic particles of a size ingestible by marine creatures at the bottom of the food chain. Larger plastic items are also accumulating in large quantities in certain parts of the ocean, and marine birds and mammals have been found killed by ingesting or getting tangled in plastic debris.

º Fluctuating Cost of Fossil Fuel —World oil prices have fluctuated from an average of $36 per barrel in 2004 to over $100 per barrel during mid-2008 to approximately $33 per barrel at the end of 2008. Declining domestic production in the United States (and therefore increased dependence on foreign sources), rising demand in the developed world and emerging markets and the increasing proportion of hydrocarbon reserves in politically unstable regions, among others, are combining to spike the prices of oil and natural gas, and create an increasingly volatile marketplace for such natural resources. The absence of substantial reserves of oil and natural gas, and the impact on the supply of such commodities, subjects the petrochemical market to significant risks of supply disruptions or significantly higher oil prices. In addition, since fossil fuels constitute the primary raw material for the conventional plastics industry, polymer prices have also been experiencing increases in both level and volatility.

º General Health and Safety —Many popular plastic products available today, including children toys made from plastic, contain the toxic PVC. Further, plastic toys also contain plasticizers known as phthalates, which are toxic chemicals used in the production of plastics and can rub off on the bodies and fabric of the children who use them. Amazingly, a typical PVC teething ring or bath duck, which contains about 40% by weight of DINP (a common phthalate) either has no label or has a label that reads “non-toxic.” Denmark, Sweden and Austria banned the sale of some soft vinyl toys in 1998 that contain hazardous additives. Spain, Sweden, Italy, Germany, the Netherlands and Belgium have also stopped selling PVC teething toys. The United States has no such prohibition, however, growing awareness about the danger of PVC-based toys has incentivized parents of small children to investigate non-carbon based alternatives.

º Climate Change —There is a growing scientific consensus that global climate change is occurring and that the rise in carbon dioxide emissions over the last 100 years has contributed to this situation. A significant source of CO2 emissions comes from the use of fossil fuel. The broad acceptance of the Kyoto protocol is evidence of the widespread concern for global climate change in the industrialized world. In the United States, companies have started to account for carbon emissions, to prepare for carbon limits and credit trading schemes, and to seek solutions for reducing their carbon emission profiles.

Bioplastics

Bioplastics are a form of plastics derived from renewable biomass sources such as hemp oil, soybean oil, cornstarch, pea starch, or microbiota, rather than traditional or conventional plastics, which are derived from petroleum. The bioplastics industry is a burgeoning field, and the industry is steadily overcoming the problems that have been a constraint on growth. Additionally, more and more uses are being found for bioplastics. Presently, bioplastics are mostly used in low-value disposables such as food service items, bags, and packages. Although these are expected to continue to be their main markets, evolutions in bioplastic performance and processability are being targeted at more demanding end-uses. Bioplastics are already being used in automobile interiors and in cases for consumer electronics. Key areas of development include polymers produced in situ by bacteria, which are believed to significantly improve biodegradability as well as barrier properties, hydrolytic stability, sealability, printability, and compatibility with other resins.

Few figures are available on overall bioplastics production. However, industry sources believe bioplastics occupy but a small niche in the global plastics market, which totals $250 billion and produces 350 billion pounds a year. Bioplastics' main benefit would be to reduce from 10% the share of U.S. petroleum consumption that goes into plastic. Given their potential environmental benefits, bioplastics have received much favorable press in recent years as a means to stem the impact of rising oil prices. Bioplastics also offset anemic recycling rates - according to the United States Environment and Protection Agency (“EPA”), only roughly 6% of plastic made in the United States was recycled in 2005.

To make bioplastics from corn, kernels are soaked and ground to release starch. The starch is converted into dextrose, a sugar, which is fermented using bacteria to produce lactic acid. As water is removed from the lactic acid, the molecules form polymers, which become the basis for a variety of plastics. Polylactic acid (PLA), a derivative of cornstarch, is the basic polymer in today’s bioplastics. Compared with petroleum-based products such as PET, the relative stability of corn prices has become a major catalyst for the bioplastics revolution in packaging and many other applications. NatureWorks has one of the more widely used bioplastic products, a corn-based biodegradable made without genetically modified bacteria, which is now being used to produce a variety of products. One example is a complete line of compostable tableware made entirely from corn. The line includes disposable forks, knives, spoons, plates, cups, bowls, and storage containers such as those used in delis and supermarkets.

Bioplastics cost more to produce than petroleum based plastics. However, growing the market for bioplastics is key to bringing down their price and raising production efficiency. The price difference between bioplastics and petroleum-based plastics is expected to shrink as quantities grow and oil prices rise. In general market terms, plastic extracted from bacteria costs an estimated $4 per pound, while plant-extracted plastic costs roughly $1.50 to $2.50 per pound and petroleum-based plastic costs about $0.80 per pound, depending on the current price of oil.

Conventional Plastics vs. Bioplastics

Bioplastics are environmentally friendly because, compared with traditional plastics, their production does not materially contribute to global warming. In contrast, when ordinary plastics made from petroleum are burned, they release carbon dioxide, along with several toxins, contained in the petroleum into the atmosphere. Bioplastics, however, are made from plants that grow by absorbing carbon dioxide from the atmosphere, so when they are burned, the level of carbon dioxide in the atmosphere does not change. Because petroleum is not used, emissions of carbon dioxide are cut, and a contribution is made to the fight against global warming.

In addition, most bioplastics are biodegradable, breaking down into carbon dioxide and water by microorganisms when buried in the ground. Therefore, bags made of bioplastic can be thrown away and buried with other biodegradable garbage. In addition, there are a growing number of other uses for bioplastic materials as well, including artificial fibers, medical products, and construction materials.

While in the past, plastics from alternate sources were significantly more expensive as well as less efficient than those derived using petroleum technology, higher oil prices and increased demand and production of bioplastics have made the costs of alternative materials more competitive. Developments in plant breeding and processing are expected to further narrow the cost differential between bioplastics and synthetic ones.

Bioplastics vs. Non-PVC Plastics

Like bioplastics, our non-PVC plastic alternatives are environmentally friendly because their production does not materially contribute to global warming. Through more efficient production, less waste and no toxic materials used, the emissions of greenhouse gases are reduced.

One of the significant appeals of bioplastics products is that they are biodegradable. Bioplastics are biodegradable in that they are made out of materials that return to their natural state when buried in the ground via the action of microorganisms, which convert them into carbon dioxide and water.

While we do market certain items, such as our shopping bags, which are considered biodegradable, a majority of our non-PVC products are degradable. The primary difference between degradable and biodegradable is that heat, moisture and/or UV exposure most often cause the initial degradation of a degradable product, whereas microorganisms degrade a biodegradable product. In other words, many of our non-PVC products are still made from materials that return to their natural state once buried in the ground. Our shopping bags break down and decompose in the same way as bioplastics, i.e., they decompose via the actions of microorganisms. However, unlike our shopping bag products, our non-PVC materials decompose from a combination of heat, moisture and sunlight. Ultimately, our non-PVC materials do not present the same disposal concerns and challenges that conventional plastics do (like disposal via landfills or incinerators), are easily r ecyclable .

Although a few of our non-PVC materials may be neither degradable nor biodegradable (e.g., underlining materials for wood flooring/carpeting), they are still more eco-friendly than the conventional plastic products they replace, including being made from non-toxic materials and recycled materials, and are otherwise recyclable.

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

 We plan to provide alternatives to conventional plastics.  Although not strictly bioplastic, our alternatives meet most of the criteria for inclusion in this market category because the production and consumption is gentler on the environment, and they are non-toxic, fully recyclable and degradable. It is our plan to market our ecoPlastic™, ecoFoam™ and ecoWrap™ suites of products as currently viable alternatives to toxic PVC-based plastics, the component found in most conventional plastics. Available in an endless array of applications from building materials to toys and blister pack material for consumer goods packaging, ecoPlastic™, ecoFoam™ and ecoWrap™ are an ecologically advantageous, currently available, and cost competitive alternative to toxic PVC that addresses the broader plastics market applications relative to pure bioplastics. As a result, given the relative infancy of the bioplastics market and limited commercial applications for such products, we believe that our ecoPlastic™, ecoFoam™ and ecoWrap™ solutions provide us with immediate and substantial returns at the same time that we are carving out market share into the future bioplastic boom.

 Our current product line consists of our branded ecoPlastic™, ecoFoam™ and ecoWrap™ products, sold in the form of plastic pellets, foam or stretch wrap to manufacturers or other large companies who process these materials into everyday products. These eco-friendly non-PVC alternatives utilize no heavy metals in production, contain no chloride, latex, lead or phthalates and do not outgas toxic fumes. The products are also typically photodegradable and recyclable, allowing for many generations of products to be made from the original material.

 Compared with conventional petroleum-based plastics, our ecoPlastic™ and ecoFoam™ lines of products possess the following characteristics:

 º Versatile - Products that are manufactured for several plastic uses and applications, from next-step materials to bio-based plastics.

 º Mature - Materials that have been in research and production for years and some are protected by U.S.A. and Asian patents.

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

We are also working to build a brand around our ecoSolutions™ suite of services. This typically involves working with manufacturers and customers to understand their specific plastic needs and applications, and designing bioplastic or non-PVC alternatives to conventional plastics to meet such needs. With our suite of ecoSolutions™, we are targeting and servicing the broadest market of applications that address toxic and environmentally hazardous products within the plastics industry. Given the 350 billion pounds per year of plastics that are produced annually in the United States, growing at a rate of 5% per annum, we are targeting a market with enormous growth opportunities for our products. With our broader line of products, we offer environmentally conscious solutions in a way that non-diversified bioplastics companies cannot.

The materials we distribute under our ecoPlastic™, ecoFoam™ and ecoWrap™ suites are marketed as a greener and eco-friendly alternative to the conventional plastics available today. As such, we consider our core market to be the plastics industry, and all other industries associated with the plastics industry, such as the vendors who supply plastic parts, components and other raw materials to plastics manufacturers and retailers who sell to end consumers. To the extent manufacturers employ the use of plastic materials in their productions processes, we believe that an opportunity exists for marketing our products to such vendors and suppliers. In summary, we consider our primary markets to include, and intend to market our products to, (i) manufacturers of plastic products (whether plastic parts, components or final products) (ii) manufacturers who do not necessarily produce plastic products or components but nonetheless utilize plastic raw materials in their production processes, (iii) businesses that support the foregoing manufacturers by supplying plastic raw materials to them, and (iv) retailers who sell plastic products to consumers or who use plastic products in their operations.

As we grow our new business, we plan to seek out any opportunities existing in the marketplace for eco-friendly substitutes to conventional plastics. Therefore, we intend to adopt a two-fold approach to maximizing the potential marketplace for our ecoSolutions™ line of products, by marketing our products to both vertical and horizontal supply chains:

º Vertical Markets.   We have identified certain specific markets which are primed for our products, such as the toy industry, which is using a lot of damaging PVC materials and is under public pressure for their manufacturing practices. We intend to market and introduce our products to these kinds of industries, thereby assisting with their efforts to produce an environmentally safer end product. In addition, we anticipate that selling vertically into manufacturing industries will create co-branding opportunities, thereby expanding our visibility in the marketplace and creating additional growth opportunities.

º Horizontal Markets.   We also plan to expand our sales efforts to include distribution and fabrication companies. These companies often service dozens of large manufacturers and can integrate our materials and products into their product offering, giving them an advantage in providing eco-friendly solutions to their customers. This approach allows us to expand the reach of our materials into the marketplace and capitalizes on the existing abilities of these companies to service large numbers of customers simultaneously.

In addition, to maximize our sales and profitability, we plan to market and target our suite of products and services to large, regional or national companies located in North America. We believe that our ability to successfully recruit these kinds of customers will help improve our profitability, as we would likely have access to large volume orders generated by the expansive customer bases usually maintained by such large customers.

Opportunities for Branding

The market for branded products and services with attributes of environmental responsibility and sustainability is an emerging business opportunity. We believe that manufacturers are positioning products as environmentally responsible or superior to gain a competitive advantage, as they believe consumer preferences are shifting with increasing eco-awareness. Over the past year, we have witnessed a steady increase in the number of major global companies that have begun to position themselves and their product lines as being more environmentally responsible. A recent example of this kind of corporate awareness program includes General Electric’s “Ecomagination,” a program dedicated to General Electric’s manufacture and introduction into the marketplace of eco-friendly and eco-conscious product lines.

We believe that with increasing “green” awareness on the part of the consumer, such eco-branding influences consumer behavior in two ways - first, it introduces “green” as a considered attribute or characteristic of a given product at the point of sale, and second, it enables consumers to comparison shop based on “green”. As consumers become more eco-conscious and adjust behavior to reflect such preferences, we anticipate that manufacturers and service providers will begin to seek out ways to distinguish themselves based on the “green” attributes of the products (much in the same manner as General Electric). Therefore, we view the market for environmentally friendly or “green” branded products as having stellar business potential for our ecoFoam™, ecoPlastic™, ecoWrap™ and ecoSolutions™ brands. Co-branding enables our customers to convey environmental responsibility to their end consumers by referencing our brand with their product. In addition, we anticipate that such co-branding opportunities will expand the visibility of our products in the marketplace.

We are in current discussions with customers and potential customers in the industries of toys, shoes, fitness products, shopping bags, flooring, automobiles and retail regarding the opportunities for branding. We intend to contact companies in other industries that use plastic materials regarding branding opportunities of our products as we continue to grow our business.

Customers

For the year ended December 31, 2008, one customer of our legacy sales of wood products accounted for approximately eighty-two percent (82%) of our sales revenues. We have, however, entered into two licensing agreements related to our customers use of ecoFoam™ and ecoPlastic™, respectively, and are in the process of talking with several other companies who have indicated an interest in our new products which will broaden and diversify our customer base.

Business Model

 Our business model strongly emphasizes costs controls and just-in-time inventory practices. Our operations department ensures that all raw materials and other inputs are purchased to fill only firm orders. At no time in the sales cycle is inventory held unnecessarily. Thus, the probability of us holding excess goods as inventory is minimized but can exist. We are continually looking for proprietary materials or relationships to give our company a proprietary position in order to strengthen our product portfolio.

 Principal Products

 Generally, our suite of products and materials can be classified into one of three categories, which we market under our ecoPlastic™ , ecoFoam™ or ecoWrap™ brands:

º Correlative Products.   These products are next-step solutions, making a big impact on reducing the volume of materials in production that are more damaging to the environment and personal health (including exclusion of toxic PVC). Correlative products will perform similarly to what they replace, but are more environmentally friendly by being readily recyclable and eco-friendly in their production.

 º Enriched Products.   These products provide material performance gains as well as “green” performance. These products will often be recyclable and gentler on the environment similar to our Correlative Products, but add benefits such as degradability and significant enhancements to the production process and final product.

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

 º ecoPlastic ™.   We have received an approval and “Notice of Allowance” from the USPTO. This means that our application for trademark has been accepted and we are now asked to provide a “Statement of Use” as the final step in the process to receiving a registration.

º ecoFoam ™ . We have received a “Notice of Suspension” from the USPTO due to potentially conflicting applications filed prior to our application. Our status is to wait for the other applications to reach some final stage of award or denial before we have an opportunity to make our case differentiating our intended use versus other applicants’ intended use.

º ecoSolutions ™ . We have received an “Office Action” from the USPTO stating that no similar registered marks were found that would bar registration. A number of pending applications are in place but are quite different from our description and we do not anticipate interference with our registration.

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

  Competition

 The plastics market is large, with many established players; however, it is concentrated in the conventional, non-biodegradable petroleum-based segment. Since our business plan includes offerings of plastic products with a “green” slant, we believe that our most comparable competitors include players in the eco-friendly plastics market, including manufacturers, suppliers and providers of bioplastics and similar plastics product offerings. A few conventional plastics companies, such as DuPont, have taken steps toward producing plastics based on renewable resources and with a more eco-friendly slant; such product offerings by conventional plastics companies fall within our sphere of competition. We are not aware of any competitors who specialize in supplying non-PVC plastics in the United States.

Examples of some of our competitors in the pure bioplastics market include Metabolix, Cereplast and NatureWorks LLC, including others identified in the table below:

Competitor	Product

Bioenvelop	Product BioP moisture-barrier coating films for biodegradable food containers and utensils.

EarthShell Corp.	Foam laminate product; primarily serving food-service industry with food containers and serviceware.

EverCorn, Inc. (subsidiary of Japan Corn Starch Co., Ltd.)
EverCorn resin used in the following food-related applications: disposable serviceware and utensils, lamination or coatings for paper/paperboard, foam products for trays, food containers and other packaging material, and films for food wrapping.

National Starch Company	Packing (packing peanuts) applications for shipping and distribution.

Novamount	MaterBi line produced from maize starch for applications in food asextrusions, films, thermoforms, injection-molded and foam products.

StarchTech, Inc.	Loose-fill packing material produced from starch (from corn and potatoes). Dissolves in water.

VTT Chemical Technology
Starch is first derived as a hydrophobic ester and then formulated to bioplastic or a water dispersion for food packaging applications. COHPOL product for injection moding and dispersion formulations (for paper and board coating).

Fkur Kunststoffe GmbH	Biograde PLA- and cellulose-blends for food packaging applications; support blow- and injection-molding processing.

Metabolix
Focuses on food packaging applications, including disposable food containers and utensils. Can be utilized as cast film, caset sheets for thermoforming, and supports injection molding and melt-extrusion processes for paper and board coatings.

NatureWorks LLC	NatureWorks PLA and Ingeo product lines for food packaging (bakery, deli/meat, produce, confectionary, food wrapping, dairy) and serviceware applications.

Cereplast	Bio-based plastics based on renewable resources and bio-blend materials for injection molding, thermoforming, blow molding and extrusion

NODAX
Benefits of Nodax ™ include anaerobic and aerobic degradability, hydrolytic stability, good odor and oxygen barrier properties, good surface properties for printability, a wide range of customizable mechanical properties (elastic and soft vs. hard/stiff).

Perf Go Green Holdings, Inc.	Marketer and distributor of biodegradable plastics, such as garbage bags, cleaning products and pet duty bags and liners.

We believe that our products and business model provide certain competitive advantages relative to our competitors, including the following:

º Versatility in Application - Unlike bioplastics, which have limited number of current practical commercially profitable applications, our ecoPlastic™ and ecoFoam™ suite of products provide currently viable alternatives to toxic PVC-based plastics. Additionally, our non-PVC products are available in an endless array of applications from toys to consumer goods packaging, thereby providing us with the opportunity for immediate and substantial returns.

º Minimal Infrastructure - The majority of our current products is sourced from Asia and shipped directly to our customers. There is minimal need for distribution centers to store and process inventory. Unlike some of our competitors, we do not employ a staff of scientists and product developers, as we are not creating formulations of products. Rather, we find existing products that can be sold, or work with our manufacturers on reformulating products.

Solution to Plastic Waste and Pollution from Persistent Plastics - Most of our ecoPlastic™ and ecoFoam™ suite of products are degradable, thereby offering new opportunities for addressing the burdens of traditional plastic solid waste in the United States.

º General Health and Safety - Our non-PVC products would help alleviate some of the concerns of parents of children relating to PVC-based children toys, including the effects of toxic PVC in such conventional plastic products. Bioplastics have not emerged as a viable alternative in the toy industry, in part due to concerns over the accelerated biodegradability associated with such alternatives. We believe that our non-PVC products offer a competitive advantage in that they address environmental and health concerns while proving sustainable in the long term compared with pure bioplastics, which may biodegrade too quickly.

º Climate Change - We market eco-friendly solutions to conventional plastic applications, whether pure bioplastic or non-PVC based, thereby ensuring that the use of our products have less severe impact on the environment and leave significantly less carbon print than our conventional competitors. We believe that the widespread use of our plastics not only can decrease the use of fossil fuel but also can reduce the emission of carbon dioxide into the atmosphere.

   Employees

At December 31, 2008, we had 10 full-time employees, based in both the United States and China.

   Recent Developments

Effective April 1, 2009, Robert Bury, formerly Senior Vice President-Sales of the Company, is no longer an employee of the Company.

ITEM 1A. RISK FACTORS

Risks Relating to Our Business

Our future profitability is uncertain, and we have a limited operating history on which you can base your evaluation of our business.

We have had net operating losses since our inception in 2004. At December 31, 2008, our accumulated deficit was approximately $5.5 million. Because we have a limited history of commercial operations and we operate in a rapidly evolving industry, we cannot be certain that we will generate sufficient revenue to operate our business and become profitable.

Our revenues will be dependent on the successful commercialization of our products and services. In addition, if we are unable to develop, commercialize or license technologies and rights relating to the production/distribution of alternative plastics, we could have significant losses in the future. While we believe that our business plan, if implemented as drafted, will make our company successful, we have no operating history against which we can test our plans and assumptions, and therefore cannot evaluate the likelihood of success.

Our capital resources may not be sufficient to meet our capital requirements, and in the absence of additional resources we may have to curtail or cease business operations.

We have historically generated negative cash flow and losses from operations and could experience negative cash flow and losses from operations in the future. Our independent auditors have included an explanatory paragraph in their report on our financial statements for 2008 and 2007 expressing doubt regarding our ability to continue as a going concern. We currently only have a limited amount of cash available, which is not sufficient to fund our anticipated future operating needs beyond April 2009. Our new business has yet to generate sufficient amount of revenues from which we can pay our administrative and operating expenses, and will likely have to depend on affiliate and outside funding to meet our operating needs past April 2009. We currently anticipate that we will receive additional funding from loans made to us by William Patridge, our President and Chief Executive Officer, debt bridge financing during the first half of 2009 from outside investors up to $2 million, and additional debt or equity financing during the first half of 2009 between $2 million to $7 million. The economic downturn and the current challenges facing the financial markets may make it difficult for us to raise capital, or to raise capital on terms acceptable to the Company. Therefore, there is no assurance that we will obtain any outside financing, or that we will do so on favorable terms, and no assurance can be given that we will have sufficient capital available to operate beyond April 2009.

We do not have any existing bank credit facilities. Our ability to obtain such financing may be limited and if we are unable to secure such financing, our profitability may be adversely affected.

As noted above, we will need to secure financing to continue our operations beyond April 2009. One common source of such financing is bank loans and credit facilities; however, we do not have any existing bank credit facilities. Our ability to obtain such financing may be limited as banks and other financial institutions may be reluctant to extend credit to businesses they perceive as lacking prolonged operating histories, and information relating to revenues and costs upon which they can evaluate the merits and risks of any such credit extension. Our inability to secure bank credit facilities (or some other form of cash/liquid injection) may have an adverse effect on our results of operations. Due to our limited operating history, and the lag often existing between commencing business operations and profitability, in the absence of such bank financing, we may be forced to rely solely on revenues generated from our new business operations in order to support our company, which revenues may not in the short term be sufficient to meet our operating and administrative expenses. If we do not have sufficient cash to meet our expenses, whether from revenues or bank credit, we may have to curtail or cease business operations.

Our success will be influenced by the price of petroleum, the primary ingredient in conventional petroleum-based plastics, relative to cost of bioplastic raw materials such as soybean oil and cornstarch.

Our success will be influenced by the cost of our eco-friendly alternative products relative to the cost of petroleum-based plastics. The cost of petroleum-based plastic is in part based on the price of petroleum. The prices of our suite of ecoSolutions™ products will depend in part on the cost of certain raw materials such as soybean oil and cornstarch. For example, in past years, the prices of petroleum and corn have diverged. If the price of corn or corn sugar were to dramatically increase or if the price of petroleum decreases, any of our products based on cornstarch may be less competitive relative to petroleum-based plastics. While we expect to be able to command a premium price for our environmentally sustainable products, a material decrease in the cost of conventional petroleum-based plastics may require a reduction in the prices of our products for them to remain attractive in the marketplace. In such instance, if corn prices or the cost of other bioplastic inputs remain stable or increase, we may be required to price our products at a level that causes us to operate at a loss. Recently, the prices of both corn and petroleum have fluctuated. However, based on the nature and scope of such increases, we believe that the fluctuation is a normal part of the price cycle. At this time, we have yet to discern what impact, if any, the recent fluctuations in corn and petroleum prices will have on our business.

  Our ability to hire and retain key personnel will be an important factor in the success of our business and a failure to hire and retain key personnel may result in our inability to manage and implement our business plan.

Our company’s top management team is currently small and we have a limited number of sales employees. The loss of the services of any of these key employees could have a material adverse effect on our business, prospects, financial condition and results of operations. We may not be able to attract and retain the necessary qualified personnel. If we are unable to retain or to hire qualified personnel as required, we may not be able to adequately manage and implement our business plan. None of our employees are presently subject to any employment agreements with us.

Our future growth is dependent upon strategic relationships with key suppliers within the non-PVC and bioplastics industry. If we are unable to develop and maintain such relationships, our future business prospects could be significantly limited.

Our future growth will generally be dependent on relationships with third parties, including relationships with suppliers and customers, and alliances or joint ventures with other players within the non-PVC and bioplastics industry. While we presently utilize various suppliers for our products, we are currently dependent on certain key suppliers for our products. The loss of one or more of these key suppliers could have a negative impact on our profitability. Accordingly, our success will be significantly dependent upon our ability to establish and manage successful strategic alliances with third parties and on the performance of these third parties. These third parties may not regard their relationship with us as important to their own business and operations, and there is no assurance that they will commit the time and resources to our joint projects as is necessary, or that they will not in the future reassess their commitment to our business. Furthermore, these third parties may not perform their obligations as agreed. In the event that a strategic relationship is discontinued for any reason, our business, results of operations and financial condition may be materially adversely affected.

In addition, our products are sourced from Asia through various manufacturers. We do not control these suppliers or the quality of their goods. If these suppliers do not fulfill orders to our satisfaction, our customers may not purchase from us in the future, and such loss of customers could have an adverse impact on our profitability.

A substantial portion of the technology and materials used in our business is licensed from third parties. Our inability to obtain such technology and materials as and when due may adversely impact our profitability.

We have entered into distribution agreements with certain third-party manufacturers in order to gain access to the alternative plastics materials we market, including our current agreements with three manufacturers. As we are dependent on such third parties for our products, the arrangements with these third parties, and arrangements with future manufacturers and licensors, will be critical to our success in marketing our products profitably. These agreements provide us such access to required materials for specified initial time periods, and there is no guarantee that these third parties will renew the contracts upon expiration of the initial terms. The inability to renew these agreements for additional terms could have a material adverse on our business and financial condition.

Further, we cannot control these third third-party manufacturers and licensors, their performance or the resources that they devote to our business operations. Consequently, the delivery of our required materials, in the amounts and at the times requested, is entirely within the control of these third parties. Therefore, we cannot guarantee that we will always have access to the materials we need from such licensors in the amounts or at the times needed. Systematic and repeated delays in delivering orders as and when due, as a result of delays in delivery by the underlying manufacturer or licensor, could have a material adverse effect on our business and financial condition.

Although we presently obtain our materials and products from third parties, it is possible that other third parties may claim that we infringe their intellectual property by our use of such materials, and we could suffer significant litigation or licensing expense as a result.

 Various U.S. and foreign issued patents and pending patent applications, which are owned by third parties, exist in areas relevant to non-PVC and bioplastics, their compositions, formulations and uses, and processes for their production. Although we presently own no patented technology in the non-PVC and bioplastics space, and we presently obtain our materials and products from third parties, it is possible that other third parties may claim that we infringe their patents. In addition, because patent applications are maintained in secrecy for a period of time after they are filed, there may be currently pending applications, unknown to us, which may later result in issued patents that our licensed or owned technologies may infringe. If third parties assert claims against us alleging that we infringe their patents or other intellectual property rights, we could incur substantial costs and diversion of management resources in defending these claims, and the defense of these claims could have a material adverse effect on our business. In addition, if third parties assert claims against us and we are unsuccessful in defending against these claims, these third parties may be awarded substantial damages, as well as injunctive or other equitable relief against us, which could effectively block our ability to make, use, sell, distribute, or market our products and services. We cannot currently predict whether a third party will assert a claim against us, or pursue infringement litigation against us; nor can we predict the ultimate outcome of any such potential claims or litigation.

We may not be successful in identifying market needs for new technologies and developing new products to meet those needs, and our failure to do so may render our existing products and technologies obsolete in the marketplace.

 The success of our business model depends on our ability to correctly identify market opportunities for non-PVC and biologically produced plastics, chemicals and energy. We intend to identify new market needs, but we may not always have success in doing so, in part because the markets for new materials and other products are not well developed. We compete in a field that is relatively new and steadily changing and advancing. The products that are derived from these technologies may not be applicable or compatible with the demands in existing markets. Our existing products and technologies may become uncompetitive or obsolete if our competitors adapt more quickly than we do to new technologies and changes in customers' requirements. Furthermore, we may not be able to identify new opportunities as they arise for our products since future applications of any given product may not be readily determinable, and we cannot reasonably estimate the size of any markets that may develop. If we are not able to successfully develop new products, we may be unable to increase our product revenues.

We may face substantial competition in several different markets, with competitors with significantly greater resources, and that may adversely affect our results of operations.

 We currently specialize in supplying non-PVC plastic materials, and are not aware of any competitors specializing in the supply of non-PVC plastics. While our non-PVC products are not typically bioplastics (with the exception of bioplastic shopping bags), like bioplastics our non-PVC products are considered eco-friendly alternatives to conventional plastics. Therefore, as a supplier of non-PVC plastic materials, we believe that we may face competition not just from conventional petroleum-based plastic manufacturers but also from manufacturers and suppliers of bioplastics, who market such products as eco-friendly alternatives to traditional plastics.

Our competitors in the pure bioplastic space include, but are not limited to NatureWorks and Novamont in polyactic acid (PLA) and starch-based biodegradables, as well as all of the producers of petroleum-based plastics. Many of these competitors may have longer operating histories, greater name recognition, larger customer bases and significantly greater financial, sales and marketing, manufacturing, distribution, technical and other resources than we do. These competitors may be able to adapt more quickly to new or emerging technologies and changes in customer requirements. In addition, current and potential competitors have established or may establish financial or strategic relationships among themselves or with existing or potential customers or other third parties. Accordingly, new competitors or alliances among competitors could emerge and rapidly acquire significant market share. We have no assurance that we will be able to compete successfully against current or new competitors.

We intend to expand by marketing our products to one or more large-volume customers. The loss of one or more large customers could have a negative impact on profitability.

We intend to target large-volume customers to purchase our products, in addition to other medium sized customers. The loss of one or more such large customers could have a significant negative impact on our profitability.

We will incur increased costs as a result of becoming a reporting company, and given our limited capital resources, such additional costs may have an adverse impact on our profitability.

With the effectiveness of our Form 10 Registration Statement, we became a public reporting company with the Securities and Exchange Commission (“SEC”). Prior to this time, we did not file reports with the SEC and had no history operating as a public reporting company. In addition, the Sarbanes-Oxley Act of 2002, as well as a variety of related rules implemented by the SEC, have required changes in corporate governance practices and generally increased the disclosure requirements of public companies. For example, as a result of becoming a reporting company, we are required to file periodic and current reports and other information with the SEC and we must adopt policies regarding disclosure controls and procedures and regularly evaluate these controls and procedures. As a public reporting company, we will incur significant additional legal, accounting and other expenses in connection with our public disclosure and other obligations.

The additional costs we will incur in connection with becoming a public reporting company will serve to further stretch our limited capital resources. In other words, due to our limited resources, we may have to allocate resources away from other productive uses in order to comply with the SEC rules and regulations.  In addition, we will need to pay additional expenses that we incur in order to comply with our obligations as an SEC reporting company. Further, there is no guarantee that we will have sufficient resources to meet our reporting and filing obligations with the SEC as they come due.

If we fail to maintain an effective system of internal control over financial reporting and disclosure controls and procedures, we may be unable to accurately report our financial results and comply with the reporting requirements under the Exchange Act.

Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002 (“Section 404”), we will be required, beginning with this annual report to include in our annual reports on Form 10-K, our management’s report on internal control over financial reporting. During the course of our management’s assessment of internal control over financial reporting we discovered several significant deficiencies and material weaknesses within our process.  Rectifying these deficiencies and weaknesses is expected to be expensive and time consuming. In addition, any failure to establish an effective system of disclosure controls and procedures could cause our current and potential stockholders and customers to lose confidence in our financial reporting and disclosure required under the Exchange Act, which could adversely affect our business. Beginning with our annual report on Form 10-K for the fiscal year ending December 31, 2009, we will be required to include in our annual reports on Form 10-K our registered public accounting firm’s attestation report on our management’s assessment of our internal control over financial reporting.

We may not have adequate insurance and may have substantial exposure to payment of product liability claims.

        The marketing and sale of our products may involve product liability risks. Although we currently have product liability insurance, we may not be able to maintain our current coverage at an acceptable cost, if at all, and there is no guarantee that our insurance coverage will be adequate to meet all types of product liability claims we may encounter. In addition, our insurance may not provide adequate coverage against potential losses. If claims or losses exceed our liability insurance coverage, we may go out of business.

There are risks associated with conducting business operations with foreign countries, including political and social unrest, which may adversely affect our operations and consequently our profitability.

Our primary suppliers are located in foreign countries, particularly in Asia. Accordingly, we are subject to risks not typically associated with domestic suppliers.  Our operations could be affected in varying degrees by political instability, social unrest and changes in government regulation, the alternative plastics industry, and the import and export of goods and services. Operations may also be affected in varying degrees by possible terrorism, military conflict, crime, fluctuations in currency rates and high inflation.

There are risks associated with conducting business operations with foreign countries, including the ability to effectively monitor product quality.

Our primary suppliers are located in foreign countries, from which we have secured distribution rights for certain non-PVC and bioplastic materials and products. Since we do not assemble or otherwise manufacture these products, we are subject to risks associated with the quality-control infrastructure at these manufacturers. We endeavor to identify quality manufacturers with the highest quality products; however, since we are not in control of the actual manufacture or production of these materials, we cannot guarantee the quality of their production.

Fluctuations in Asian currencies to U.S. dollar exchange rate may adversely affect our reported operating results.

We have significant relationships with suppliers in Asia, including China and Taiwan, and thus will be affected by the strength of the U.S. dollar relative to the currencies of such foreign countries. A decline in the value of the dollar relative to these foreign currencies could negatively affect our actual operating costs in U.S. dollars and our reported results of operations, since we may have to pay more for the same products. We do not currently engage in any currency hedging transactions intended to reduce the effect of fluctuations in foreign currency exchange rates on our results of operations. We cannot guarantee that we will enter into any such currency hedging transactions in the future or, if we do, that these transactions will successfully protect us against currency fluctuations.

Risks Relating to Our Common Stock

Our stock is thinly traded, so you may be unable to sell your shares at or near the quoted bid prices if you need to sell a significant number of your shares.

Our stock is currently listed on the OTC Bulletin Board electronic trading platform, and the number of persons interested in purchasing our common shares at or near bid prices at any given time may be relatively small or non-existent. This situation is attributable to a number of factors, including the fact that we are a small company which is relatively unknown to stock analysts, stock brokers, institutional investors and others in the investment community that generate or influence sales volume, and that even if we came to the attention of such persons, they tend to be risk-averse and would be reluctant to follow an unproven company such as ours or purchase or recommend the purchase of our shares until such time as we became more seasoned and viable. As a consequence, there may be periods of several days or more when trading activity in our shares is minimal or non-existent, as compared to a seasoned issuer which has a large and steady volume of trading activity that will generally support continuous sales without an adverse effect on share price. We cannot give you any assurance that a broader or more active public trading market for our common shares will develop or be sustained, or that current trading levels will be sustained. Due to these conditions, we can give you no assurance that you will be able to sell your shares at or near bid prices or at all if you need money or otherwise desire to liquidate your shares.

Our existing directors, officers and key employees hold a substantial amount of our common stock and may be able to prevent other shareholders from influencing significant corporate decisions.

As of March 24, 2009, our directors and executive officers beneficially owned approximately 71.92% of our outstanding common stock. These directors and executive officers, if they act together, may be able to direct the outcome of matters requiring approval of the shareholders, including the election of our directors and other corporate actions such as:

•	our merger with or into another company;

•	a sale of substantially all of our assets; and

•	amendments to our articles of incorporation.

The decisions of such shareholders may conflict with our interests or those of our other shareholders.

The market price of our stock may be adversely affected by market volatility.

The market price of our common stock is likely to be volatile and could fluctuate widely in response to many factors, including:

•	fluctuation in the world price of crude oil;

•	market changes in the bioplastics industry;

•	actual or anticipated variations in our operating results;

•	our success in meeting our business goals and the general development of our proposed operations;

•	general economic, political and market conditions in the U.S. and the foreign countries from which we presently license products; and

•	the occurrence of any of the risks described in this Annual Report.

Obtaining additional capital though the sale of common stock will result in dilution of shareholder interests.

We may raise additional funds in the future by issuing additional shares of common stock or other securities, which may include securities such as convertible debentures, warrants or preferred stock that are convertible into common stock. Any such sale of common stock or other securities will lead to further dilution of the equity ownership of existing holders of our common stock. Additionally, the existing options, warrants and conversion rights may hinder future equity offerings, and the exercise of those options, warrants and conversion rights may have an adverse effect on the value of our stock. If any such options, warrants or conversion rights are exercised at a price below the then current market price of our shares, then the market price of our stock could decrease upon the sale of such additional securities. Further, if any such options, warrants or conversion rights are exercised at a price below the price at which any particular shareholder purchased shares, then that particular shareholder will experience dilution in his or her investment.

We are unlikely to pay dividends on our common stock in the foreseeable future; therefore you may not derive any income solely from ownership of our stock.

We have never declared or paid dividends on our stock. We currently intend to retain all available funds and any future earnings for use in the operation and expansion of our business. We do not anticipate paying any cash dividends in the foreseeable future, and it is unlikely that investors will derive any current income from ownership of our stock. This means that your potential for economic gain from ownership of our stock depends on appreciation of our stock price and will only be realized by a sale of the stock at a price higher than your purchase price.

Trading of our stock may be restricted by the Securities and Exchange Commission's penny stock regulations, which may limit a shareholder's ability to buy and sell our stock.

The Securities and Exchange Commission has adopted regulations which generally define “penny stock” to be any equity security that has a market price less than $5.00 per share or an exercise price of less than $5.00 per share, subject to certain exceptions. Our securities are covered by the penny stock rules, which impose additional sales practice requirements on broker-dealers who sell to persons other than established customers and “accredited investors.” The term “accredited investor” refers generally to institutions with assets in excess of $5,000,000 or individuals with a net worth in excess of $1,000,000 or annual income exceeding $200,000 or $300,000 jointly with their spouse. The penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from the rules, to deliver a standardized risk disclosure document in a form prepared by the Securities and Exchange Commission, which provides information about penny stocks and the nature and level of risks in the penny stock market. The broker-dealer also must provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker-dealer and its salesperson in the transaction and monthly account statements showing the market value of each penny stock held in the customer's account. The bid and offer quotations, and the broker-dealer and salesperson compensation information, must be given to the customer orally or in writing prior to effecting the transaction and must be given to the customer in writing before or with the customer's confirmation. In addition, the penny stock rules require that prior to a transaction in a penny stock not otherwise exempt from these rules; the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser's written agreement to the transaction. These disclosure requirements may have the effect of reducing the level of trading activity in the secondary market for the stock that is subject to these penny stock rules. Consequently, these penny stock rules may affect the ability of broker-dealers to trade our securities. We believe that the penny stock rules discourage investor interest in and limit the marketability of our common stock.

 ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

We have entered into one building lease for our offices in Ashland, Oregon, United States, and one building lease for our offices in Shanghai, China. The Ashland lease became effective in August 2004 and is on a month-to-month basis.  The Shanghai lease became effective in December 2005 and expires in July 2009, with an option to renew for a two-year term. We believe that our facilities are adequate for our current needs and that suitable additional or substitute space will be available in the future to replace our existing facilities, if necessary, or to accommodate the expansion of our operations.  See Note 8 to our audited financial statements included in this Form 10-K for a further discussion of our lease commitments.

ITEM 3. LEGAL PROCEEDINGS

The Company is not involved in any current, and is not aware of any pending, legal proceedings involving; however, due to the nature of the legal proceedings discussed below, the Company has paid or accrued legal costs incurred through December 31, 2008 on this matter.

According to William Patridge, Chief Executive Officer and President  (“Patridge”), there are ownership disputes with respect to stock options on an aggregate of 4,000,000 of the shares of common stock reported herein in Item 12 as beneficially owned by him. He has disputed all such claims and personal litigation is underway related to this matter. It has come to the attention of Patridge that a Schedule 13G was filed with the U.S. Securities and Exchange Commission as of February 2, 2009 by Rosalind Davidowitz (the "Davidowitz Filing").  The Davidowitz Filing discloses the purported beneficial ownership interest of Rosalind Davidowitz in 3,763,800 shares, or 15.5% of the outstanding shares of Common Stock of the Issuer, as of December 31, 2008.  The Davidowitz filing further discloses that such shares were acquired by Rosalind Davidowitz pursuant to the purported exercise by Rosalind Davidowitz on July 8, 2008 of an option with respect to such shares purportedly granted to Rosalind Davidowitz by Patridge on June 13, 2007.  Upon information and belief of Patridge, such shares are among the shares of Common Stock of the Issuer, the beneficial ownership of which is being reported in Item 12 of this filing by Patridge.  Patridge filed a Schedule 13G Amendment No. 2 on February 27, 2009 to reconfirm that he disputes the matters contained in the Davidowitz Filing, including, without limitation, the validity and effectiveness of the purported grant of the option referenced above, and the purported exercise thereof.  Such matters are among the subjects of litigation, Davidowitz v. Patridge, 08-cv-6962, which is currently pending before the United States District Court for the Southern District of New York, between Patridge and Rosalind Davidowitz, among others.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of security holders during the year ended December 31, 2008.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock is not traded on any exchange. On March 18, 2008, the Company received approval from the Financial Industry Regulatory Authority (FINRA) to quote its common stock on the Pink Sheets LLC electronic trading platform (Pink Sheets). On April 14, 2008, the National Association of Securities Dealers Automated Quotation System (NASDAQ) approved the Pink Sheets quotation for the Company's new name, ecoSolutions Intl. On October 21, 2008, the Company received approval from FINRA to quote its common stock on the OTC Bulletin Board. The trading symbol assigned to the Company is ECOI.  Trading in stocks quoted on the OTC Bulletin Board is often thin and is characterized by wide fluctuations in trading prices due to many factors that may have little to do with a company’s operations or business prospects. As of December 31, 2008, we had approximately 88 shareholders holding 24,417,884 shares of common stock.

The following table sets forth, for the periods indicated, the high and low bid prices for our common stock as quoted on the Pink Sheets and the OTC Bulletin Board electronic trading platforms, for the quarters presented.  These prices reflect inter-dealer quotations, without retail markups, markdowns, or commissions, and do not necessarily represent actual transactions.

QUARTER ENDING	HIGH	LOW

2008
March 31, 2008	N/A	N/A
June 30, 2008	$1.20	$0.10
September 30, 2008	$1.15	$0.50
December 31, 2008	$0.60	$0.16

Dividend Information

We have never paid any cash dividends on our common stock and do not anticipate paying dividends in the foreseeable future. We presently intend to retain any future earnings for financing our growth and expansion.

Securities Authorized for Issuance under Equity Compensation Plans

The following table contains information regarding our equity compensation plans as of December 31, 2008.

Plan Category	Number of Securities to be Issued upon Exercise of Outstanding Options, Warrants and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance under Equity Compensation Plans (Excluding Securities Reflected in the First Column)
Equity compensation plans approved by security holders
2007 Equity Incentive Plan	2,630,000	$0.257	7,370,000

Equity compensation plans not approved by security holders
Non-Qualified Options	1,599,500	$0.256

Total	4,229,500		7,370,000

Sales of Unregistered Securities

We have issued and sold securities of the company as disclosed below within the last three years. Unless otherwise noted, the following sales of securities were effected in reliance on the exemption from registration contained in Section 4(2) of the Act and Regulation D promulgated thereunder, and such securities may not be reoffered or sold in the United States by the holders in the absence of an effective registration statement, or valid exemption from the registration requirements, under the Securities Act of 1933 (as amended, the “ Act ”):

•	In January 2005, we issued an aggregate of 8,200,000 shares of our common stock to our President and Chief Executive Officer for aggregate proceeds of $8,200, at a per share price of $0.001.

•	In January 2005, we sold and issued 920,000 shares of our common stock to six investors for aggregate proceeds of $1,420, at a per share price of $0.0015.

•	In February 2005, we sold and issued a total of 200,000 shares of our common stock to two investors for aggregate proceeds of $100,000, at a per share price of $0.50.

•	In July 2005, we sold and issued a total of 100,000 shares of our common stock to one investor for aggregate proceeds of $50,000, at a per share price of $0.50.

•	In August 2005, we sold and issued a total of 100,000 shares of our common stock to one investor for aggregate proceeds of $50,000, at a per share price of $0.50.

•	In October 2005, we issued a total of 50,000 shares of our common stock in connection with services rendered to us by a consultant.

•	In October 2005, we sold and issued a total of 237,333 shares of our common stock through the exercise of an employee stock option for aggregate proceeds of $237, at a per share price of $0.001.

•	In December 2005, we sold and issued a total of 100,000 shares of our common stock to two investors for aggregate proceeds of $50,000, at a per share price of $0.50.

•	In January 2006, we issued a total of 10,000 shares of our common stock in connection with services rendered to us by a consultant.

•
In November 2006, in exchange for the cancellation and retirement of $248,825 of liabilities owed by us to our President and Chief Executive Officer, we sold and issued a total of 765,615 shares of our then newly-created Series A preferred stock, at a per share price of $0.325.

•	During the first quarter of 2007, we issued a total of 146,833 shares of our common stock in connection with services rendered to us by certain consultants.

•	In September 2007, we sold and issued a total of 166,667 shares of our common stock to one investor for aggregate proceeds of $25,000, at a per share price of $0.15.

•	In January 2008, we issued and sold a total of 300,000 shares of our common stock to one investor for aggregate proceeds of $45,000, at a per share price of $0.15.

•
In January 2008, we issued and sold a total of 4,345,320 shares of our common stock to investors (including certain consultants in exchange for services rendered) for aggregate proceeds of approximately $622,000, at an average per share price of $0.143.

•	During the first quarter of 2008, we issued a total of 148,333 shares of our common stock in connection with services rendered to us by certain consultants.

•
In March 2008, in connection with the conversion of an aggregate of $167,495 in indebtedness owed to nine holders under certain outstanding convertible promissory notes to which our company is party, we issued an aggregate of 1,488,848 shares of our common stock, at a per share price of $0.1125.

•	In April 2008, we sold and issued a total of 25,000 shares of our common stock through the exercise of an employee stock option for aggregate proceeds of $25, at a per share price of $0.001.

•	During the second quarter of 2008, we issued a total of 145,000 shares of our common stock in connection with services rendered to us by certain consultants.

•
In May 2008, William Patridge, our President and Chief Executive Officer, converted 765,615 shares of our Series A convertible preferred stock, at an exchange ratio of 1:10, into 7,656,150 shares of our common stock. The 765,615 shares of Series A convertible preferred stock were issued to Mr. Patridge on November 10, 2006, in exchange for the retirement and cancellation of certain liabilities of our company previously owed to him.

•	During the fourth quarter of 2008, we issued a total of 78,400 shares of our common stock in connection with services rendered to us by certain consultants.

ITEM 6. SELECTED FINANCIAL DATA

Not applicable.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Critical Accounting Policies

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported assets, liabilities, sales and expenses in the accompanying financial statements. The SEC has defined that critical accounting policies are the ones that are the most important to the portrayal of the Company’s financial condition and results of operations, and those that require the most subjective and complex judgments, often employing the use of estimates about the effect of matters that are inherently uncertain. On an ongoing basis, management evaluates its estimates, including those related to revenue recognition, bad debts, impairment of long-lived assets, accrued liabilities and certain expenses. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ materially from these estimates under different assumptions, judgments or conditions. For additional information, see Part I, Item 1, “Financial Statements – Note 1 – Summary of Business and Significant Accounting Policies” of this Form 10-K. Although we believe that our estimates, assumptions and judgments are reasonable, they are based upon information presently available. Actual results may differ significantly from these estimates under different assumptions, judgments or conditions.

Recent Accounting Pronouncements

FSP FAS 157- 3 – In October 2008, the FASB issued FASB Staff Position No. FAS 157-3, “Determining the Fair Value of a Financial Asset in a Market That Is Not Active” (FSP 157-3), which clarifies the application of SFAS 157 when the market for a financial asset is inactive. Specifically, FSP 157-3 clarifies how (1) management’s internal assumptions should be considered in measuring fair value when observable data are not present, (2) observable market information from an inactive market should be taken into account, and (3) the use of broker quotes or pricing services should be considered in assessing the relevance of observable and unobservable data to measure fair value. The guidance in FSP FAS 157-3 is effective immediately and management is evaluating the impact that this and FAS 157 will have on the financial statements.

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

FSP EITF 03-06-1 – In June 2008, the Financial Accounting Standards Board (FASB) issued a FASB Staff Position (FSP) on the FASB’s Emerging Issues Task Force (EITF) Issue No. 03-06-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities,” (FSP EITF 03-06-1). This FSP addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting and, therefore, need to be included in the earnings allocation in computing earnings per share (EPS) under the two-class method described in Statement of Financial Accounting Standard (SFAS) No. 128, “Earnings Per Share.” It affects entities that accrue or pay nonforfeitable cash dividends on share-based payment awards during the awards’ service period. FSP EITF 03-06-1 is effective for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years and will require a retrospective adjustment to all prior period EPS. Management will adopt FSP EITF 03-06-1 on January 1, 2009, and does not believe that it will have an impact on our calculation or presentation of EPS for any period presented.

SFAS 162 – In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles,” (SFAS 162). This standard reorganizes the GAAP hierarchy in order to improve financial reporting by providing a consistent framework for determining what accounting principles should be used when preparing U.S. GAAP financial statements. SFAS 162 shall be effective 60 days after the SEC’s approval of the Public Company Accounting Oversight Board’s amendments to Interim Auditing Standard, AU Section 411, “The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles.” Management is currently evaluating the impact, if any, this new standard may have on our financial position and results of operations.

FSP APB 14-1 – In  May 2008, the FASB issued FSP APB 14-1 , “Accounting for Convertible Debt Instruments That May Be Settled in Cash Upon Conversion (Including Partial Cash Settlement).” This FSP applies to convertible debt securities that, upon conversion by the holder, may be settled by the issuer fully or partially in cash (rather than settled fully in shares) and specifies that issuers of such instruments should separately account for the liability and equity components in a manner that reflects the issuer’s nonconvertible debt borrowing rate when related interest cost is recognized. This FSP is effective for our company beginning January 1, 2009 with retrospective application to all periods presented. Management is evaluating the impact of this standard on its financial position or results of operations.

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

Results of Operations

Revenues and Gross Profit. Our revenues for the year ended December 31, 2008 (“2008”) were $2,125,779, representing an increase of approximately $1,611,000 compared to revenues of $515,223 for the year ended December 31, 2007 (“2007”). The revenue increase was due to higher sales of wood flooring products to one customer during the first half of 2008.  We are transitioning out of selling wood flooring products, and our repositioning efforts include a revamped business strategy to optimize the opportunities available in the rapidly growing eco-conscious industries, specifically targeting replacements for conventional plastics. We will continue to sell and service existing wood flooring customers, where appropriate, but do not plan to target new potential wood flooring customers. Our product mix changed between years from approximately 40% revenues from wood flooring and approximately 60% from foam products (consisting of yoga mats and underlayment for flooring) in 2007 to approximately 85% from wood flooring and approximately 15% from similar foam products in 2008. The revenue dollar change was an increase of approximately $1,611,000 from wood flooring and no change in foam products between years. As we reposition our company into selling our ecoPlastic Ô, ecoFoam ™ and ecoWrap ™ lines into additional products besides yoga mats and underlayment for flooring, we anticipate product mix fluctuations to continue to occur during 2009. We also expect this repositioning to result in a longer period required to recognize material sales, as our focus on larger potential customers results in longer timeframes to sample, test and approve our products.

Our gross profit for 2008 was $433,805, representing an increase of approximately $382,000 compared to $51,880 for 2007. Gross profit for 2008 as a percentage of revenues was 20.4% compared to 10.1% for 2007. The increase corresponded to higher gross margins on wood flooring products sales and lower shipping costs as we did not incur expedited shipping costs.

Operating Expenses. Our selling, general and administrative expenses for 2008 were $2,011,408, representing an increase of approximately $647,000 or 47.5% compared to $1,364,007 for 2007. As a percentage of revenues, selling, general and administrative expenses were 94.6% for 2008 compared to 264.7% for 2007. Approximately $299,000 of this increase, an increase of 49.0%, was due to additional payroll and benefits expense, including stock based compensation, from additional employee positions of Executive Vice-President and two Operations Managers for the full year of 2008 compared to a partial year in 2007, the shift of the expense for the Chief Financial Officer from consulting to payroll, higher sales commissions paid to sales employees on the sales increase between years, and health care insurance provided for employees starting March 2008. Professional fees increased approximately $258,000 or 336.9% due to higher legal and accounting fees associated with our filings with the Securities and Exchange Commission of a registration statement on Form 10 and complying with SEC reporting requirements, as well as engaging an investor relations firm in May 2008. Expense for outside consultants, including cash and non-cash stock based compensation, increased by approximately $152,000 or 104.5% due to a higher quantity and value of stock and stock options issued for services under Statement of Financial Accounting Standard No. 123R, “Share Based Payments” (SFAS 123(R)). Offsetting these increases were reductions in travel and trade show expense of approximately $52,000 or 20.0% as we did not sponsor a booth at a trade show during 2008 due to our transition out of the wood flooring business. We also took fewer trips to Asia to source products.

Other Expenses. Our other expenses consist of net interest expense. This expense for 2008 was $349,776, representing an increase of approximately $154,000 or 78.6% compared to $195,825 for 2007. This increase was primarily due to interest expense of $59,339 for amortization of the beneficial conversion feature discount on convertible promissory notes issued during 2008, $41,874 of interest expense for beneficial conversion feature expense for convertible promissory notes of $167,495 converted to 1,488,848 shares of Company common stock, at a discount of 25% and additional interest expense incurred on higher cumulative borrowings provided through loans from our President and Chief Executive Officer, William Patridge.

Liquidity and Capital Resources

As of December 31, 2008 we had $12,906 in cash and a working capital deficit of $625,239, as compared with $10,755 in cash at December 31, 2007 and a working capital deficit of $824,884. Cash used to fund operating activities during 2008 was $1,243,487 compared to $1,014,931 for 2007, representing an increase of approximately $229,000. This increase resulted primarily from paying accounts payable balances that existed at December 31, 2007, offset by higher net sales and gross profits in 2008.

Cash used for investing activities of $12,367 for 2008 was approximately $13,000 lower than the amount of $24,953 for 2007. This decrease was due to a company automobile added during 2007, partially offset by higher minor purchases of property and equipment to support our offices in 2008. Cash provided by financing activities of $1,258,005 for 2008 increased by approximately $285,000 compared to $973,018 for 2007. This increase was due to the net proceeds raised from the sale of 4,345,320 shares of our common stock in an offering under Rule 504 of Regulation D promulgated under the Securities Act of 1933 (as amended), and an additional private placement common stock sale of 300,000 shares, totaling combined net proceeds of approximately $568,000. This increase was partially offset by lower net borrowings on notes payable of approximately $258,000 and a private sale of common stock for $25,000 during 2007.

Since our inception, we have financed our operations primarily through private sales of our common stock, issuance of convertible promissory notes, outside loans, and loans and convertible debt provided by our President and Chief Executive Officer. We have no credit lines or facilities as of December 31, 2008, nor have we ever had a credit facility since our inception. In order to fund ongoing operations, we conducted a private placement of our common stock in an offering under Rule 504 of Regulation D promulgated under the Securities Act of 1933 (as amended), pursuant to which we sold 4,345,320 shares of our common stock at a price of $0.15 per share, and raised aggregate gross proceeds of approximately $622,000. We closed this offering in January 2008. Based on the proceeds from this offering and operating activities of our business, convertible debt loans from William Patridge, our President and Chief Executive Officer, and outside convertible debt issuances we anticipate requiring additional cash to fund our operations in 2009. We anticipate this funding to come from loans from William Patridge, debt bridge financing or loans of up to $2,000,000 during the first half of 2009, and additional debt or equity financing in the first half of 2009 of $2,000,000 to $7,000,000. Any such sale of common stock or other securities will lead to further dilution of the equity ownership of existing holders of our common stock. The proceeds from additional financing anticipated will be required to meet our current liabilities of $701,260 as of December 31, 2008. Of this amount, $200,000 is due to William Patridge on June 30, 2009. Our proceeds from financing will also need to pay non-cancelable lease commitments of $35,713 during 2009, pay down current liabilities of $465,547 as of December 31, 2008 and to fund our monthly operating activities during 2009.

Our capital commitments anticipated for 2009 are minimal.

Because of our operating losses and negative cash flows incurred since inception, our independent auditors have included an explanatory paragraph in its report on our financial statements for 2008 and 2007 expressing doubt regarding our ability to continue as a going concern. Our ability to fund our liquidity and working capital needs in the near future will be dependent upon successful execution of our current business strategy and repositioning efforts. We will have to obtain significant additional capital through the sale of additional equity and/or debt securities, and from other financing activities, such as strategic partnerships, in order to execute our business plan. The economic downturn and the current challenges facing the financial markets may make it difficult for us to raise capital, or to raise capital on terms acceptable to the Company. Therefore, there is no assurance that we will obtain any outside financing, or that we will do so on favorable terms, and no assurance can be given that we will have sufficient capital available to operate beyond April 2009 or that we will be able to affect our new business plan in the non-PVC and bioplastics market.

We have no off-balance sheet arrangements as defined in Item 303(a)(4) of Regulation S-K.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not required.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA

Our financial statements and supplementary data are included at the end of this Form 10-K beginning on page F-1.  See the index in Item 15 of this Form 10-K.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Management of the Company, with the participation of the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Securities and Exchange Act of 1934, as amended) as of December 31, 2008.  Based upon this evaluation, management has concluded that the Company’s disclosure controls and procedures were not effective as of December 31, 2008 because of the material weakness in internal control over financial reporting described below.

Management’s Report on Internal Control over Financial Reporting.

Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rule 13a-15(f) and Rule 15d-15(f) under the Securities and Exchange Act of 1934, as amended. Management must evaluate its internal controls over financial reporting, as required by Sarbanes-Oxley Act. The Company's internal control over financial reporting is a process designed under the supervision of the Company's management to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the Company's financial statements for external purposes in accordance with U.S. generally accepted accounting principles (“GAAP”).

As of December 31, 2008, management assessed the effectiveness of the Company's internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") and SEC guidance on conducting such assessments. Based on that evaluation, they concluded that, during the period covered by this report, such internal controls and procedures were not effective to detect the inappropriate application of GAAP rules as more fully described below. This was due to deficiencies that existed in the design or operation of the Company’s internal controls over financial reporting that adversely affected our internal controls and that may be considered to be material weaknesses.

The matters involving internal controls and  procedures that the Company's management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (1) inadequate segregation of duties consistent with control objectives;  (2) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of GAAP and SEC disclosure requirements; and (3) ineffective controls and insufficient written policies and procedures for the accounting for expenditures and expense reimbursements. The aforementioned material weaknesses were identified by the Company's management in connection with the financial statements as of December 31, 2008.

Management believes that the material weaknesses set forth above did not have a material effect on the Company's financial results reported herein.

The Company is committed to improving its financial organization. As part of this commitment, we will increase the personnel resources and technical accounting expertise within the accounting function when funds are available to the Company. In addition, the Company will prepare and implement sufficient written policies and checklists which will set forth procedures for accounting and financial reporting with respect to the requirements and application of GAAP and SEC disclosure requirements.

Management will continue to monitor and evaluate the effectiveness of internal controls and procedures and the internal controls over financial reporting on an ongoing basis and is committed to taking further action and implementing additional enhancements or improvements, as necessary and as funds allow.

This Annual Report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to the rules of the Securities and Exchange Commission that permit the company to provide only management’s report in this year’s annual report.

Changes in Internal Control over Financial Reporting

No change in our system of internal control over financial reporting occurred during the Company’s last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following table sets forth information with respect to the Company’s directors and executive officers, as of the date hereof.

The following table sets forth certain information regarding our Named Executive Officers and directors.

Name	Age	Title
William Patridge	71	Chairman of the Board of Directors, Chief Executive Officer and President
Jane Emkes	47	Chief Financial Officer and Director
Brian Patridge	35	Executive Vice President
Robert Bury	57	Senior Vice President – Sales and Product Development
Charles Lanusse III	39	Director

William Patridge

William Patridge organized the company, and has served as Chief Executive Officer, President and Chairman of the Board of Directors since the company’s inception in 2004. Mr. Patridge has been involved in the formation of public companies from 1970 to the present and has over 45 years of diverse business experience. Prior to holding his current positions with the company, Mr. Patridge served as the President of Patridge & Company, Inc., a corporate finance and consulting business, since its organization in the mid-80s.

Jane Emkes

Jane Emkes was appointed as our Chief Financial Officer in 2007, and has been a member of our Board of Directors since 2006. Prior to her appointment to that office, Ms. Emkes provided certain corporate financial consulting services to the company commencing in 2005. Prior to joining the company, Ms. Emkes served as Senior Vice President of Finance at Bear Creek Corporation (dba Harry and David and Jackson & Perkins) from 1995 to 2005. In addition, Ms. Emkes has over 20 years of financial experience. Ms. Emkes passed the CPA exam in 1985 and holds a Bachelor’s degree in Accounting from Ball State University.

Brian Patridge

Brian Patridge has served as the company’s Executive Vice President since 2007. Brian also holds positions of President of Cash Connections for 2 store locations since 1996, and President of Nagalle Inc. since 2002; neither position currently consumes any significant amount of his time. He holds a Bachelor of Science degree in Communications from Oregon State University. Brian Patridge is the son of our President and Chief Executive Officer.

Robert Bury

Robert Bury has served as our Senior Vice President - Sales since 2006. Mr. Bury has over twenty years of business experience in developing and marketing products, most recently from 2004-2006 as President of Northern Outfitters, a manufacturing company where he was instrumental in developing the company into a sales and marketing organization. From 2000-2004, he was Director of Merchandise for the direct marketing division of Harry and David. He also helped to develop the REI label and sourced products for Sears for ten years. He holds a Bachelor of Science degree in Biochemistry from Seattle University. Effective April 1, 2009, Robert is no longer an employee of our Company.

Charles Lanusse III

Charles Lanusse III was appointed to the Board on August 11, 2008 with the departure of John Dailey. He is the Chairman, Chief Executive Officer and President of Lumebox Technology, Inc., a company developing trading technology for financial markets. Charles had successful start-up company experience during the 1990's, in which he was the founder, Chairman and Chief Executive Officer of Starseed Inc., a web technology business that was sold to GeoCities, which was subsequently sold toYahoo! He became Chief Operating Officer of the WebRing division for GeoCities.

CORPORATE GOVERNANCE

As of December 31, 2008, we had 3 persons serving as directors on our Board of Directors, namely, William Patridge, Jane Emkes and Charles Lanusse III. Pursuant to our Bylaws, our directors are elected at the annual meeting of our stockholders, and once appointed shall serve until their successors are elected and qualified, or until removed from office in accordance with our Bylaws. Our Bylaws provide that the number of directors on our Board of Directors may be changed from time to time by resolution of the Board of Directors or our shareholders, subject to any limitations imposed by the Nevada Revised Statutes or other Nevada State law.

Committees of the Board of Directors

Pursuant to our Bylaws, our Board of Directors may establish committees of one or more directors from time-to-time, as it deems appropriate. Our common stock has been recently cleared for quotation on the Pink Sheets LLC and OTC Bulletin Board electronic trading platforms. These electronic trading platforms do not maintain any standards requiring us to establish or maintain an Audit, Nominating or Compensation committee. As of December 31, 2008, our Board of Directors maintains an Audit Committee comprising William Patridge, Jane Emkes and Charles Lanusse III. As of December 31, 2008, our Board of Directors does not maintain any Nominating, Compensation committee, or any other committees.

Audit Committee Charter and Audit Committee Financial Expert

On August 11, 2008 our Board of Directors, via written consent, adopted an Audit Committee Charter. Our Board of Directors maintains an Audit Committee comprising William Patridge, Jane Emkes and Charles Lanusse III. Our Audit Committee financial expert is Jane Emkes, our Chief Financial Officer, who is not deemed to be independent.

Adoption of Code of Ethics

On August 11, 2008 our Board of Directors, via written consent, adopted a Code of Ethics that applies to all employees, including our principal executive officer and principal financial officer (who also serves as our principal accounting officer). The company's Code of Ethics was attached as an exhibit to the Quarterly Report on Form 10-Q/A filed with the SEC on August 27, 2008 and is incorporated by reference in this Annual Report.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities and Exchange Act of 1934 requires our officers and directors and persons who beneficially own more than 10% of the Company’s common stock (collectively, the “Reporting Persons”) to file reports of beneficial ownership and changes in beneficial ownership with the SEC. The Reporting Persons are required by SEC regulations to furnish us with copies of all Section 16(a) forms they file. We believe that the Reporting Persons have complied with all the applicable reporting requirements.

ITEM 11. EXECUTIVE COMPENSATION

The following table discloses the compensation awarded to, earned by, or paid to the named executive officers for 2008 and 2007.

Summary Compensation Table

Name and Principal Position(s)	Year	Salary ($)		Bonus ($)	Stock Awards ($)		Option Awards ($)		Nonequity Incentive Plan Compensation	Nonqualified Deferred Compensation Earnings	All Other Compensation ($)		Total Compensation ($)
William Patridge	2008	64,800		0	0		0		0	0	100	(2)	$64,900
President and Chief Executive Officer	2007	84,000	(1)	0	0		0		0	0	0		$84,000

Robert Bury	2008	129,157	(3)	0	0		19,082	(5)	0	0	0		$148,239
Senior Vice President - Sales	2007	75,987	(4)	0	0		12,431	(5)	0	0	970	(2)	$89,388

Jane Emkes	2008	111,200	(6)	0	0		30,348	(5)	0	0	0		$141,548
Chief Financial Officer	2007	0		0	9,525	(6)	11,458	(5)	0	0	39,500	(6)	$60,483
_______________
(1)	During 2007, a salary of $84,000 was accrued but not paid to our President and Chief Executive Officer.
(2)	Represents benefit for personal use of company automobile.
(3)	Includes $10,000 salary earned and accrued less $58 paid in December, 2008, to be paid to Mr. Bury in 2009 ($9,942 net). Includes aggregate commissions of $9,215 earned and paid during 2008.
(4)	Includes aggregate commissions of $987 earned and paid during 2007.
(5)
Represents estimated fair market value of stock options valued in accordance with SFAS 123R, “Share Based Payments.” See Note 10 to our audited financial statements included in this Form 10-K for a further discussion of  “Stock Options”.

(6)
Beginning January, 2008, our Chief Financial Officer (CFO) was compensated as a salaried employee of the Company.  During 2007, Ms. Emkes provided part-time financial consulting services to the Company, including performing CFO duties. During 2007, she was not paid a salary but compensated as an outside consultant, shown in “stock awards” and “all other compensation” in the table. See Note 11 to our audited financial statements included in this Form 10-K for a further discussion of “Shares Granted for Services”.

Employment Agreements

We do not have any employment agreements with our Chief Executive Officer or any other employee of the company. There are no arrangements between us and our Chief Executive Officer or any other employee with respect to severance payments or other benefits following termination of the employee’s employment with our company.

Director Compensation

None of the directors on our Board of Directors receives compensation solely for their services as directors. Directors, however, are entitled to receive compensation for services unrelated to their service as a director to the extent that they provide such unrelated services to the Company. See “Item 13.Certain Relationships and Related Transactions, and Director Independence” below.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table and accompanying footnotes show information regarding the beneficial ownership of our common stock as of March 24, 2009 by (i) each person who is known by us to own beneficially more than 5% of our common stock; (ii) each of our directors and named executive officers; and (iii) all current directors and the named executive officers, as a group.

Name and Address of Beneficial Owner (1)	Shares Beneficially Owned (2)		Percent of Class
Certain Beneficial Owners:
T Squared Investments LLC 1325 Sixth Avenue New York, NY 10019	2,139,624	(3)	8.34%

Directors/Named Executive Officers:
William Patridge	18,545,178	(4)(5)	58.44%
Brian Patridge	1,733,333	(6)	6.79%
Robert Patridge	1,716,667	(7)(8)	6.75%
Jane Emkes	775,865	(9)	3.01%
Robert Bury	525,580	(10)	2.04%
Charles Lanusse III	8,333	(11)	*
All Named Executive Officers and Directors as a group (6 persons)	23,304,956		71.92%

* Less than 1%
(1) Unless otherwise indicated, the business address of each person listed is c/o ecoSolutions Intl, 295 E Main Street, Suite 1, Ashland, Oregon 97520.
(2) For purposes of this table, shares are considered beneficially owned if the person directly or indirectly has the sole or shared power to vote or direct the voting of the securities or the sole or shared power to dispose of or direct the disposition of the securities. Shares are also considered beneficially owned if a person has the right to acquire beneficial ownership of the shares within 60 days of March 24, 2009.
(3) T Squared Capital LLC is the managing member of T Squared Investments LLC. Each of Mark Jensen and Thomas Suave is a member and manager of T Squared Capital LLC. Includes 200,000 shares that are eligible for conversion on $100,000 of outstanding convertible debt.
(4) According to Mr. Patridge, there are ownership disputes with respect to stock options on an aggregate of 4,000,000 of the shares of common stock reported herein. Mr. Patridge has disputed all such claims and personal litigation is underway related to this matter. It has come to the attention of the Mr. Patridge that a Schedule 13G was filed with the U.S. Securities and Exchange Commission as of February 2, 2009 by Rosalind Davidowitz (the "Davidowitz Filing").  The Davidowitz Filing discloses the purported beneficial ownership interest of Rosalind Davidowitz in 3,763,800 shares, or 15.5% of the outstanding shares of Common Stock of the Issuer, as of December 31, 2008.  The Davidowitz filing further discloses that such shares were acquired by Rosalind Davidowitz pursuant to the purported exercise by Rosalind Davidowitz on July 8, 2008 of an option with respect to such shares purportedly granted to Rosalind Davidowitz by the Reporting Person on June 13, 2007.  Upon information and belief of the Mr. Patridge, such shares are among the shares of Common Stock of the Issuer, the beneficial ownership of which is being reported above by Mr. Patridge.  Mr. Patridge filed a Schedule 13G Amendment No. 2 on February 27, 2009  to reconfirm that he disputes the matters contained in the Davidowitz Filing, including, without limitation, the validity and effectiveness of the purported grant of the option referenced above, and the purported exercise thereof.  Such matters are among the subjects of litigation, Davidowitz v. Patridge, 08-cv-6962, which is currently pending before the United States District Court for the Southern District of New York, between Mr. Patridge and Rosalind Davidowitz, among others.
(5)Amount shown in the table includes 6,289,028 shares that are eligible for conversion on $3,144,514 of outstanding convertible debt.
(6) Includes 250,000 shares that are held by Brian Patridge's spouse. Includes 66,666 shares that may be acquired upon the exercise of currently exercisable options.
(7) Includes 250,000 shares that are held by Robert Patridge's spouse; 24,000 shares that are held by the Owen Patridge Irrevocable Trust; and 24,000 shares that are held by the Maya Patridge Irrevocable Trust.
(8) Robert Patridge was named as an Executive Officer as Chief Operating Officer of the Company on February 19, 2009.
(9) Includes 331,665 shares that may be acquired upon the exercise of currently exercisable options; 45,117 shares of common stock issued in connection with the conversion of a promissory note in the aggregate amount of $5,076 issued by our company in favor of Entrust of Idaho FBO Jane Emkes IRA; and 225,583 shares of common stock issued in connection with the conversion of a promissory note in the aggregate amount of $25,378 issued by our company in favor of Paul Schlesinger and Jane Emkes Trust. Ms. Emkes has sole voting and disposition power with respect to the shares held by Entrust of Idaho FBO Jane Emkes IRA, and shares voting and disposition power with respect to the shares held by Paul Schlesinger and Jane Emkes Trust.
(10) Includes 266,664 shares that may be acquired upon the exercise of currently exercisable options.
(11) Represents 8,333 shares that may be acquired upon the exercise of currently exercisable options.

EQUITY COMPENSATION PLAN INFORMATION SUMMARY

Outstanding Equity Awards at Yearend. The following table contains information concerning equity awards, including unexercised options, unvested stock awards and equity incentive plan awards, as of December 31, 2008 with respect to our Chief Executive Officer, and two most highly compensated employees, our Senior Vice President - Sales and our Chief Financial Officer for fiscal 2007 and 2008.

Outstanding Equity Awards at December 31, 2008

	Option Awards								Stock Awards
											Equity	Equity
					Equity						incentive	incentive
					Incentive plan						plan	plan
					awards:					Market	awards:	awards:
	Number of		Number of		Number of				Number of	value of	Number of	Market value
	securities		securities		securities				of shares	shares	unearned	of unearned
	underlying		underlying		underlying				of stock	of stock	shares of	shares of
	unexercised		unexercised		unexercised		Option	Option	that	that	stock that	stock that
	options (#)		options (#)		unearned		exercise	expiration	have not	have not	have not	have not
Name	exercisable		unexercisable		options (#)		price ($)	date	vested (#)	vested ($)	vested (#)	vested ($)

William Patridge	-		-		-		-	-	-	-	-	-
President/Chief
Executive Officer

Robert Bury	66,666	(1)	33,334	(1)	-		$0.15	11/30/2011	-	-	-	-
Senior Vice President - Sales	33,333	(2)	66,667	(2)	-		$0.15	1/24/2012	-	-	-	-
	33,333	(3)	66,667	(3)	-		$0.15	5/03/2012	-	-	-	-
	66,666	(4)	133,334	(4)	-		$0.15	10/31/2012	-	-	-	-

Jane Emkes	15,000	(5)	-		-		$0.50	1/12/2011	-	-	-	-
Chief Financial Officer	66,666	(6)	33,334	(6)	-		$0.15	11/27/2011	-	-	-	-
	33,333	(7)	66,667	(7)	-		$0.15	5/03/2012	-	-	-	-
	100,000	(8)	200,000	(8)	-		$0.15	10/31/2012	-	-	-	-
	-		-		250,000	(9)	$0.15	1/21/2013	-	-	-	-

(1)
The options indicated are non-qualified stock options issued outside the company’s 2007 Equity Incentive Plan. As of December 31, 2008, the options have vested with respect to 66,666 shares of common stock. Of the remaining unvested tranche of options,  the final tranche of 33,334 shall vest on November 30, 2009.

(2)
The options indicated are non-qualified stock options issued outside the company’s 2007 Equity Incentive Plan. As of December 31, 2008, the options have vested with respect to 33,333 shares of common stock. Of the remaining unvested tranche of options, 33,333 shall vest on January 24, 2009, and the final tranche of 33,334 shall vest on January 24, 2010.

(3)
The options indicated are incentive stock options issued under the company’s 2007 Equity Incentive Plan. As of December 31, 2008, the options have vested with respect to 33,333 shares of common stock. Of the remaining unvested tranche of options,  33,333 shall vest on May 3, 2009, and the final tranche of 33,334 shall vest on May 3, 2010.

(4)
The options indicated are incentive stock options issued under the company’s 2007 Equity Incentive Plan. As of December 31, 2008, the options have vested with respect to 66,666 shares of common stock. Of the remaining unvested tranche of options,  66,667 shall vest on October 31, 2009, and the final tranche of 66,667 shall vest on October 31, 2010.

(5)
The options indicated are non-qualified stock options issued outside the company’s 2007 Equity Incentive Plan. As of December 31, 2008, the options have vested with respect to all 15,000 shares of common stock.

(6)
The options indicated are non-qualified stock options issued outside the company’s 2007 Equity Incentive Plan. As of December 31, 2008, the options have vested with respect to 66,666 shares of common stock. Of the remaining unvested tranche of options,  the final tranche of 33,334 shall vest on November 27, 2009.

(7)
The options indicated are non-qualified stock options issued outside the company’s 2007 Equity Incentive Plan. As of December 31, 2008, the options have vested with respect to 33,333 shares of common stock. Of the remaining unvested tranche of options,  33,333 shall vest on May 3, 2009, and the final tranche of 33,334 shall vest on May 3, 2010.

(8)
The options indicated are incentive stock options issued under the company’s 2007 Equity Incentive Plan. As of December 31, 2008, the options have vested with respect to 100,000 shares of common stock. Of the remaining unvested tranche of options, 100,000 shall vest on October 31, 2009, and the final tranche of 100,000 shall vest on October 31, 2010.

(9)
The options indicated are incentive stock options issued under the company’s 2007 Equity Incentive Plan. As of December 31, 2008, none of the options have vested with respect to any shares of common stock. The options shall vest as follows: 83,333 shall vest on January 21, 2009; 83,333 shall vest on January 21, 2010, and the final tranche of 83,334 shall vest on January 21, 2011.

Equity Incentive Plan

The Company adopted the ecoSolutions Intl 2007 Equity Incentive Plan, which was approved by a majority of our stockholders on May 4, 2007 (the “Equity Plan”), to provide employees, non-employee directors, consultants and advisors with the opportunity to receive grants of stock options and stock awards. The purpose of the Equity Plan is to give participants an ownership interest in our Company, and to create an incentive to contribute to our economic success. The Equity Plan authorizes the issuance of incentive stock options, nonqualified stock options and other stock based awards to employees, non-employee directors, consultants and advisors. As of December 31, 2008, there were 10,000,000 shares of Common Stock authorized under the Equity Plan and an aggregate of 2,630,000 shares of Common Stock were subject to securities issued under the Equity Plan.

As of December 31, 2008, we do not maintain any plans that provide for the payment of retirement benefits. As of December 31, 2008, we do not have any contract, agreement, plan or arrangement, written or otherwise, which provides for payment to our Chief Executive Officer or any other employee at, following or in connection with the resignation, retirement or other termination of such employee, or a change in control of our company.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Ashland Office Building Lease

The Company’s office business facility located in Ashland, Oregon is owned by Main and Second Street LLC, a limited liability company of which William Patridge, our President and Chief Executive Officer is the sole member and is not a variable interest entity per FIN 46R “Consolidation of Variable Interest Entities”. Rent expense in the amount of $40,281 incurred under this lease since inception through December 31, 2007, was accrued but not paid in accordance with an agreement with Mr. Patridge. The Company has not paid any rents for this office space through December 31, 2007. Beginning January 1, 2008, the Company has paid the monthly rent due through November, with an accrued but not paid amount of $3,315 incurred under this lease for December 2008.

Management Services to Patridge & Company of Nevada, LLC

We perform certain management services for Patridge & Company of Nevada, LLC, a company of which William Patridge, our President and Chief Executive Officer, is the managing member. Fees paid to us for such management services are recorded as services income and recorded in non-current accounts receivable as services are incurred. As of December 31, 2008, the non-current accounts receivable balance was $27,270 and fees earned for 2008 were $6,000. As of December 31, 2008, the amount past due over ninety days is $25,770. This non-interest bearing accounts receivable balance is classified as a non-current asset as a likelihood exists that collection ever the next twelve months may not occur. However, the Company anticipates full collectability of these amounts in the long-term.

Funding of Company Operations

Due to our limited operating history, and accumulated losses since inception, through December 31, 2008, we have funded our company operations in part through stock sales and issuances of convertible promissory notes and loans, including a convertible promissory note and loans from William Patridge (“Patridge”), our President and Chief Executive Officer. As of December 31, 2008, we have a convertible promissory note including accrued interest to Patridge of $3,144,514 bearing interest at 10.0% starting January 2006. This note is due in installment payments from June 2009 through January 2013. Patridge may at any time, in his sole discretion, convert all or a portion of the principal amount outstanding, together with accrued interest, into shares of our common stock, at a conversion price of $0.50 per share of common stock.

As of December 31, 2008, we had issued convertible promissory notes in the principal amount of $100,000 to T Squared Investments LLC (“T Squared”), a related party, and the principal amount of $25,000 to Westside Capital LLC (“Westside”) at interest rates of 6% per annum. Westside is managed by the same managing partners as T Squared. These notes mature and are payable, together with accrued interest, one year from the date of issuance of July 7, 2008. T Squared and Westside may at any time, in their sole discretion, convert all or a portion of the principal amount outstanding, together with accrued interest, into shares of our common stock, at a conversion price of $0.50 per share of common stock.

Consulting Services of Westside

Westside provided consulting services during 2008 to the Company and received non-qualified stock options to purchase 1,000,000 shares of our common stock. The stock options were granted on May 5, 2008 under our 2007 Equity Incentive Plan. The exercise price of the options is $0.40 per share, with a vesting period of three years and a term of five years. The Company recognized $107,272 of expense during 2008 related to these services based on the Black Scholes option pricing model. As of December 31, 2008, none of the options have vested.

See Note 7 to our audited financial statements included in this Form 10-K for a further discussion of our related party transactions.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The aggregate fees for professional services rendered by Stonefield Josephson, Inc. for us for 2008 and 2007 are shown in the table below:

	2008	2007
Audit fees	$75,538	$20,700
Audit-related fees	19,306	-
Tax fees	3,629	2,469
All other fees	-	-
Total	$98,473	$23,169

Audit Fees consist of fees for professional services for the annual audit of our financial statements and review of our quarterly reports on Form 10-Q and accounting consultation related to the audit.

Audit-Related Fees consist of fees for professional services related to our 2008 filing of Form 10 and amended Form 10 filings, and responding to comments we received from the SEC related to the Form 10 filings.

Tax Fees consist primarily of fees associated with preparing our corporate tax returns.

All Other Fees are fees for any products or services not included above. There were no other aggregate fees billed in either of the last two years for products and services.

Our Board of Directors maintains an Audit Committee, comprised of the Board of Director members, which approves all audit, audit-related services, tax services and other services provided by Stonefield Josephson, Inc. Our Board of Directors has determined that the services Stonefield Josephson, Inc. provided do not impair its independence from us.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	Please see the Report of our Independent Registered Public Accounting Firm, and related financial statements for our fiscal year ended December 31, 2008, beginning on page F-1 of this Form 10-K.

(b)	Exhibits Index

Number	Exhibit
3.1	Amended and Restated Articles of Incorporation (filed as Exhibit 3.1 to the Registration Statement No. 000-53225 filed on Form 10 on May 7, 2008, and incorporated herein by reference).
3.2	Bylaws (filed as Exhibit 3.2 to the Registration Statement No. 000-53225 filed on Form 10 on May 7, 2008, and incorporated herein by reference).
4.1	Specimen Common Stock Certificate (filed as Exhibit 4.1 to the Registration Statement No. 000-53225 filed on Form 10 on May 7, 2008, and incorporated herein by reference).
10.1	2007 Equity Incentive Plan (filed as Exhibit 10.1 to the Registration Statement No. 000-53225 filed on Form 10 on May 7, 2008, and incorporated herein by reference).
10.2
Letter of Intent, dated as of February 8, 2007, between Vinyl Trends, Inc. and 360 Interchange, Inc. (filed as Exhibit 10.2 to the Registration Statement No. 000-53225 filed on Form 10 on May 7, 2008, and incorporated herein by reference).

10.3
Distribution Agreement dated August 1, 2007, between 360 Interchange, Inc. and Microcell Composite Company (filed as Exhibit 10.3 to Amendment No.  4 to Registration Statement No. 000-53225 filed on Form 10 on October 1, 2008, and incorporated herein by reference).

10.4
Distribution Agreement dated April 1, 2008, between 360 Interchange, Inc. and Kenner Material & System Co., Ltd (filed as Exhibit 10.4 to Amendment No.  4 to Registration Statement No. 000-53225 filed on Form 10 on October 1, 2008, and incorporated herein by reference).

10.5
Master Vendor Agreement dated March 1, 2008, between 360 Interchange, Inc. and Zhejiang Wafa Ecosystem Science & Technology Co., Ltd (filed as Exhibit 10.5 to Amendment No.  4 to Registration Statement No. 000-53225 filed on Form 10 on October 1, 2008, and incorporated herein by reference).

10.6
Lease Agreement, dated August 1, 2006, between Main and Second Street LLC, and 360 Interchange, Inc (filed as Exhibit 10.6 to Amendment No. 1 to Registration Statement No. 000-53225 filed on Form 10 on July 11, 2008, and incorporated herein by reference).

10.7
Promissory Note, dated as of December 31, 2007, issued by 360 Interchange, Inc. in favor of William Patridge (filed as Exhibit 10.7 to Amendment No.  1 to Registration Statement No. 000-53225 filed on Form 10 on July 11, 2008, and incorporated herein by reference).

10.8
Convertible Promissory Note, dated as of December 31, 2008, issued by ecoSolutions Intl in favor of William Patridge (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed February 23, 2009, and incorporated herein by reference).

14.1	ecoSolutions Intl Code of Ethics (filed as Exhibit 14.1 to Amendment No. 1 of the Company’s Quarterly Report on Form 10-Q filed August 27, 2008, and incorporated herein by reference).
31.1	Rule 13a-14(a) Certification, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
31.2	Rule 13a-14(a) Certification, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*
32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

*    Filed herewith.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ECOSOLUTIONS INTL

Date: April 13, 2009	By:	/s/ William Patridge
William Patridge Chief Executive Officer

ECOSOLUTIONS INTL

Report of Independent Registered Public Accounting Firm

To: The Board of Directors and Stockholders of ecoSolutions Intl
Ashland, Oregon

We have audited the accompanying balance sheets of ecoSolutions Intl as of December 31, 2008 and 2007, and the related statements of operations, stockholders’ deficit, and cash flows for each of the two years in the period ended December 31, 2008. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Company’s internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of ecoSolutions Intl as of December 31, 2008 and 2007, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2008 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the company as a going concern. As discussed in Note 1, the Company has incurred a net loss of $1,927,379, a working capital deficiency of $625,239 and has an accumulated deficit of $5,517,943 and expects to incur substantial additional losses and costs. The foregoing matters raise substantial doubt about the Company’s ability to continue as a going concern. Management's plans in regard to these matters are described in Note 1 of the accompanying financial statements. These financial statements do not include any adjustments that might result from the outcome of these uncertainties.

/s/ Stonefield Josephson, Inc.
Los Angeles, California
April 13, 2009

ecoSolutions Intl
Balance Sheets

	December 31,	December 31,
	2008	2007
Assets

Current assets:
Cash	$12,906	$10,755
Accounts receivable	8,419	100,351
Finished goods inventory	0	20,250
Prepaid expenses, deposits and advances	54,697	112,697

Total current assets	76,022	244,053

Property and equipment, net of accumulated depreciation	71,737	85,862
Deferred financing costs	46,295	0
Accounts receivable non-current (related party - see Note 7)	27,270	21,271
Security deposits	5,454	4,871

Total assets	$226,778	$356,057

Liabilities and Stockholders’ Deficit

Current liabilities:
Accounts payable (related party balances of $46,911 and $40,281, respectively - see Note 7)	$258,638	$177,312
Accrued liabilities	52,279	277,993
Accrued payroll - officer/stockholders	115,807	105,000
Customer deposits payable	0	14,726
Current portion of loans payable and interest payable (related party balances of $262,937 and $407,200, respectively)	274,537	493,906

Total current liabilities	701,261	1,068,937

Loans and interest payable, (including related party balances of $2,944,514 and $1,818,135, respectively, less current portion)	2,971,890	2,078,851

Total liabilities	3,673,151	3,147,788

Stockholders’ deficit:
Convertible preferred stock, par value $.001; convertible 10 common for 1 preferred; 20,000,000 shares authorized; 0 and 765,615 shares issued and outstanding at December 31, 2008 and 2007, respectively	-	766
Common stock, par value $.001; 100,000,000 shares authorized; 24,417,884 and 10,337,500 shares issued and outstanding at December 31, 2008 and 2007, respectively	24,418	10,338
Additional paid-in capital	2,047,152	787,729
Accumulated deficit	(5,517,943)	(3,590,564)

Total stockholders’ deficit	(3,446,373)	(2,791,731)

Total liabilities and stockholders' deficit	$226,778	$356,057

The accompanying notes are an integral part of these financial statements.

ecoSolutions Intl
Statements of Operations

	Year Ended
	December 31, 2008	December 31, 2007

Product sales	$2,062,324	$439,397
Shipping revenue	57,455	69,826
Services income from related party	6,000	6,000

Total net sales	2,125,779	515,223

Cost of goods sold	1,691,974	463,343

Gross profit	433,805	51,880

Selling, general and administrative expenses:
Payroll and benefits	909,525	610,294
Other selling, general and administrative expenses	1,101,883	753,713

Total selling, general and administrative expenses	2,011,408	1,364,007

Operating loss	(1,577,603)	(1,312,127)

Interest expense, net	349,776	195,825

Net loss	$(1,927,379)	$(1,507,952)

Net loss per share, basic and diluted	$(0.09)	$(0.15)

Weighted average shares used in per share calculations:
Basic and diluted	20,567,080	10,199,224

The accompanying notes are an integral part of these financial statements.

ecoSolutions Intl
Statements of Stockholders' Deficit

					Additional		Total
	Preferred Stock		Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit

Balance at December 31, 2006	765,615	$766	9,982,333	$9,982	$612,310	$(2,082,612)	$(1,459,554)

Issuance of common stock for cash	-	-	166,667	167	24,833	-	25,000

Issuance of common stock for services	-	-	188,500	189	39,631	-	39,820

Stock option compensation expense	-	-	-	-	110,955	-	110,955

Net loss	-	-	-	-	-	(1,507,952)	(1,507,952)

Balance at December 31, 2007	765,615	$766	10,337,500	$10,338	$787,729	$(3,590,564)	$(2,791,731)

Issuance of common stock for cash	-	-	4,645,320	4,645	563,333	-	567,978

Issuance of common stock for services	-	-	265,066	266	63,804	-	64,070

Conversion of preferred stock	(765,615)	(766)	7,656,150	7,656	(6,890)	-	-

Exercise of stock options	-	-	25,000	25	-	-	25

Stock option compensation expense	-	-	-	-	306,295	-	306,295

Conversion of promissory notes including beneficial conversion feature	-	-	1,488,848	1,488	207,881	-	209,369

Beneficial conversion feature on promissory notes					125,000		125,000

Net loss	-	-	-	-	-	(1,927,379)	(1,927,379)

Balance at December 31, 2008	-	$-	24,417,884	$24,418	$2,047,152	$(5,517,943)	$(3,446,373)

The accompanying notes are an integral part of these financial statements.

ecoSolutions Intl
Statements of Cash Flows
Increase (Decrease) in Cash

	Year Ended
	December 31, 2008	December 31, 2007
Cash flows used for operating activities:
Net loss	$(1,927,379)	$(1,507,952)

Adjustments to reconcile net loss to net cash used for operating activities:
Depreciation	26,492	22,362
Issuance of common stock for services	64,070	39,820
Stock option compensation expense	306,295	110,955
Convertible promissory note beneficial conversion feature	101,213	-

Changes in assets and liabilities:
(Increase) decrease in assets:
Accounts receivable	85,933	(106,869)
Finished goods inventory	20,250	(11,440)
Prepaid expenses, deposits and advances	58,000	(101,159)
Security deposits	(583)	(293)
Deferred financing costs	(46,295)	-

Increase (decrease) in liabilities:
Accounts payable and accrued liabilities	(133,581)	389,985
Accrued interest	216,824	141,174
Customer deposits liability	(14,726)	8,486

Net cash used for operating activities	(1,243,487)	(1,014,931)

Cash flows used for investing activities:
Acquisition of property and equipment	(12,367)	(24,953)

Cash flows provided by (used in) financing activities:
Borrowings on notes payable	958,649	977,287
Repayments on notes payable	(268,647)	(29,269)
Proceeds from issuance of common stock	568,003	25,000

Net cash provided by financing activities	1,258,005	973,018

Net increase (decrease) in cash	2,151	(66,866)
Cash, beginning of year	10,755	77,621

Cash, end of year	$12,906	$10,755

Supplemental disclosure of cash flow information:
Cash paid during the year for interest	$35,336	$54,652

Supplemental disclosure of non-cash financing activities:
Conversion of promissory notes to common stock	$167,495	$-
Beneficial conversion feature of promissory notes	$125,000	$-

The accompanying notes are an integral part of these financial statements.

ecoSolutions Intl
Notes to Financial Statements
Year Ended December 31, 2008

(1)	Summary of Significant Business and Accounting Policies:

Business Organization

ecoSolutions Intl (the “Company”) was founded on July 24, 2004 as an Oregon corporation. The Company reincorporated in Nevada on January 3, 2005. No discontinuance of Company operations occurred during this period. On March 17, 2008, the Company changed its name to ecoSolutions Intl to reflect its current business focus.

Business Activity

The Company sources products from overseas, selling to various retailers, distributors or manufacturing customers located in the United States or overseas. Through December 31, 2008, the Company’s product sourcing has originated from Asia, with major product categories of wood flooring products and foam products such as yoga mats and flooring underlayment. The Company has developed exclusive business arrangements with certain Asian manufacturers to market and sell eco-friendly products, focusing on selling plastic alternatives to polyvinyl chloride (PVC).

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

ecoSolutions Intl
Notes to Financial Statements
Year Ended December 31, 2008

(1)	Summary of Significant Business and Accounting Policies (Continued):

Going Concern and Basis of Presentation

The financial statements have been prepared on a going concern basis which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company incurred a net loss of $1,927,379 for the year ended December 31, 2008. The Company had a working capital deficiency of $625,239 and an accumulated deficit of $5,517,943 as of December 31, 2008. These factors raise substantial doubt about the Company’s ability to continue as a going concern for a reasonable period of time. Management’s intention is set forth in a business plan which assumes increased operating revenues and additional financing. These business plans include the potential of obtaining financing through bridge loans and equity financing arrangements, maintaining a revenue focus of targeting large potential customers with the Company’s eco-friendly plastic alternative products and controlling selling, general and administrative expenses. However, there is no assurance that the Company will be successful in these efforts, which raises substantial doubt as to its ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the plan’s success, as well as, achieving profitable operations in the future. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

The Company’s operating results will fluctuate for the foreseeable future.  Therefore, period-to-period comparisons should not be relied upon as predictive of the results in future periods.  The results of operations for the year ended December 31, 2008 are not necessarily indicative of the results to be expected for any subsequent periods.

Certain reclassifications have been made to prior years to conform to the current year presentation. These reclassifications had no impact on the statement of operations for any period. These changes include the reclassification of related party accounts receivable from current to non-current assets due to management’s assessment of the timing of collectability of the receivable.

ecoSolutions Intl
Notes to Financial Statements
Year Ended December 31, 2008

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

The Company recognizes revenue in accordance with SEC Staff Accounting Bulletin No. 104, "Revenue Recognition in Financial Statements" ("SAB 104"), as amended. SAB 104 requires that the following four basic criteria must be met before revenue can be recognized: 1) persuasive evidence of an arrangement exists; 2) delivery has occurred or services have been rendered; 3) the fee is fixed and determinable; and 4) collectability is reasonably assured.

In accordance with Emerging Issues Task Force 00-10, “Accounting for Shipping and Handling Fees and Costs” (EITF 00-10), freight income is recognized in the period when gross sales are recognized, for those customer orders where the Company charges the customer for delivery of their products. For those customer orders where the Company arranges shipping and handling charges, charges are included in cost of goods sold in the period when freight income is recognized.

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

ecoSolutions Intl
Notes to Financial Statements
Year Ended December 31, 2008

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

Income Taxes

The Company accounts for income taxes in accordance with FASB Statement No. 109, "Accounting for Income Taxes" ("SFAS 109"). Deferred taxes are provided on the liability method whereby deferred tax assets are recognized for deductible temporary differences, and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax bases. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

In July 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (FIN 48), an Interpretation of SFAS 109. FIN 48 provides detailed guidance for the financial statement recognition, measurement and disclosure of uncertain tax positions recognized in an enterprise's financial statements in accordance with SFAS 109. Income tax positions must meet a more-likely-than-not recognition threshold at the effective date to be recognized upon the adoption of FIN 48 and in subsequent periods. The Company adopted FIN 48 effective January 1, 2007, and the provisions of FIN 48 will be applied to all income tax positions commencing from that date. The adoption of this guidance did not have a material impact on the Company's financial statements.

Stock-Based Compensation

Stock-based compensation is accounted for under Statement of Financial Accounting Standard No. 123R, “Share Based Payments” (“SFAS 123R”), which requires all share-based payments, including grants of stock options, to be recognized in the income statement as an operating expense, based on fair values.

Comprehensive Loss

Comprehensive loss consists of net loss and other gains and losses affecting stockholders equity that, under generally accepted accounting principles, are excluded from net loss in accordance with SFAS No. 130, "Reporting Comprehensive Income (FAS No. 130). The Company, however, does not have any components of other comprehensive loss as defined by SFAS No. 130. For the years ended December 31, 2008 and 2007, comprehensive income consists only of net loss and, therefore, a Statement of Other Comprehensive Loss has not been included in these financial statements.

Advertising

Advertising costs are expensed as incurred and totaled $457 and $3,588 for the years ended December 31, 2008 and 2007, respectively.

ecoSolutions Intl
Notes to Financial Statements
Year Ended December 31, 2008

(1)	Summary of Significant Business and Accounting Policies (Continued):

Segment Reporting:

Statement of Financial Accounting Standards No. 131, “Disclosures about Segments of an Enterprise and Related Information” (“SFAS 131”), establishes standards for reporting information on operating segments in interim and annual financial statements. In accordance with this guidance, the Company has determined that it has one operating segment. The company has historically sold wood flooring, foam underlayment for flooring and yoga mats and is in the process of transitioning to the selling of eco-friendly plastic alternatives. The chief operating decision-makers review the Company’s operating results on a consolidated basis, discrete financial information is not available for each product line and the operations are managed as a single operating segment.

Recent Accounting Pronouncements

FSP FAS 157- 3 – In October 2008, the FASB issued FASB Staff Position No. FAS 157-3, “Determining the Fair Value of a Financial Asset in a Market That Is Not Active” (FSP 157-3), which clarifies the application of SFAS 157 when the market for a financial asset is inactive. Specifically, FSP 157-3 clarifies how (1) management’s internal assumptions should be considered in measuring fair value when observable data are not present, (2) observable market information from an inactive market should be taken into account, and (3) the use of broker quotes or pricing services should be considered in assessing the relevance of observable and unobservable data to measure fair value. The guidance in FSP FAS 1157-3 is effective immediately and management is evaluating the impact that this and FAS 157 will have on the financial statements.

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

FSP EITF 03-06-1 – In June 2008, the Financial Accounting Standards Board (FASB) issued a FASB Staff Position (FSP) on the FASB’s Emerging Issues Task Force (EITF) Issue No. 03-06-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities,” (FSP EITF 03-06-1). This FSP addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting and, therefore, need to be included in the earnings allocation in computing earnings per share (EPS) under the two-class method described in Statement of Financial Accounting Standard (SFAS) No. 128, “Earnings Per Share.” It affects entities that accrue or pay nonforfeitable cash dividends on share-based payment awards during the awards’ service period. FSP EITF 03-06-1 is effective for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years and will require a retrospective adjustment to all prior period EPS. Management will adopt FSP EITF 03-06-1 on January 1, 2009, and does not believe that it will have an impact on our calculation or presentation of EPS for any period presented.

SFAS 162 – In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles,” (SFAS 162). This standard reorganizes the GAAP hierarchy in order to improve financial reporting by providing a consistent framework for determining what accounting principles should be used when preparing U.S. GAAP financial statements. SFAS 162 shall be effective 60 days after the SEC’s approval of the Public Company Accounting Oversight Board’s amendments to Interim Auditing Standard, AU Section 411, “The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles.” Management is currently evaluating the impact, if any, this new standard may have on our financial position and results of operations.

FSP APB 14-1 – In  May 2008, the FASB issued FSP APB 14-1 , “Accounting for Convertible Debt Instruments That May Be Settled in Cash Upon Conversion (Including Partial Cash Settlement).” This FSP applies to convertible debt securities that, upon conversion by the holder, may be settled by the issuer fully or partially in cash (rather than settled fully in shares) and specifies that issuers of such instruments should separately account for the liability and equity components in a manner that reflects the issuer’s nonconvertible debt borrowing rate when related interest cost is recognized. This FSP is effective for our company beginning January 1, 2009 with retrospective application to all periods presented. Management is evaluating the impact of this standard on its financial position or results of operations.

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

SFAS 141(R) - In December 2007, the FASB issued SFAS No. 141(revised 2007), “Business Combinations” (SFAS 141(R)). SFAS 141(R) is intended to improve reporting by creating greater consistency in the accounting and financial reporting of business combinations, resulting in more complete, comparable and relevant information for investors and other users of financial statements. To achieve this goal, the new standard requires the acquiring entity in a business combination to recognize all (and only) the assets acquired and liabilities assumed in the transaction; establishes the acquisition-date fair value as the measurement objective for all assets acquired and liabilities assumed; and expands the disclosure requirements for material business combinations. For calendar-year companies, SFAS 141(R) is effective for business combination transactions for which the acquisition date is on or after January 1, 2009. Management will adopt SFAS 141(R) prospectively, as required by the standard, and will evaluate the impact SFAS 141(R) may have on the accounting for any future business combination that we may consider.

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

Included in accounts receivable are $8,419 due from two customers at December 31, 2008 and $100,351 due from four customers at December 31, 2007. Sales earned from these customers amounted to $8,419 and $199,189 for the years ended December 31, 2008 and 2007, respectively. For the year ended December 31, 2008, one customer of our wood flooring products accounted for approximately eighty-two percent (82%) of our sales revenues.

(3)	Property and Equipment:

Property and equipment as of December 31, 2008 and December 31, 2007 consisted of the following:

	December 31,	December 31,
	2008	2007

Automobiles	$69,798	$69,798
Computer equipment	31,730	24,356
Furniture and fixtures	19,050	18,820
Computer software	13,019	12,503
Leasehold improvements	12,262	12,262
Telephone equipment	4,021	1,284
Camera equipment	2,461	1,578

	152,341	140,601
Less accumulated depreciation	80,604	54,739

	$71,737	$85,862

Depreciation expense amounted to $26,492 and $22,362 for the years ended December 31, 2008 and 2007, respectively. Automobiles with a net book value of $35,272 are collateralized against automobile loan balances of $38,976 as of December 31, 2008.

ecoSolutions Intl
Notes to Financial Statements
Year Ended December 31, 2008

(4)	Income Taxes:

The Company has no provision for income taxes for the years ended December 31, 2008 and 2007 due to net operating losses incurred.  The Company’s effective tax rate differed from the federal statutory income tax rate for the years ended December 31, 2008 and 2007 as follows:

	2008	2007

Federal statutory rate	34.0%	34.0%
State tax, net of federal tax effect	4.0%	4.0%
Permanent differences	7.7%	1.5%
Valuation allowance	(45.7)%	(39.5)%

Effective tax rate	0.0%	0.0%

Deferred income taxes result from temporary differences in the recognition of income and expenses for financial reporting purposes and for tax purposes. The Company recognized no deferred tax asset as of December 31, 2008 and 2007.  The components of the deferred tax asset at December 31, 2008 and 2007 are as follows:

	2008	2007

Net operating loss carryforward	$1,631,000	$1,139,000
Officer interest accrual	159,000	51,000
Stock option expense (NQO)	138,000	38,000
Officer payroll accrual	44,000	40,000
Other	5,000	5,000
Valuation allowance	(1,977,000)	(1,273,000)
Total deferred tax asset	$0	$0

A valuation allowance is recorded if the weight of available evidence suggests it is more likely than not that some portion or the entire deferred tax asset will not be recognized.  The Company determined at the end of 2008 and 2007 that, based on recent operating results, it was unlikely that the Company would realize any of the deferred tax assets.  Therefore, the Company recorded a 100% valuation reserve against all of the deferred tax assets as of December 31, 2008 and December 31, 2007.

As of December 31, 2008, the value of the Company’s federal and state net operating loss carryforwards were approximately $4,292,000.  The ability for the Company to utilize the available federal and state net operating losses is scheduled to expire over time starting in 2025 and ending in 2028.

Utilization of the Company's net operating loss may be subject to substantial annual limitation as a result from a change in ownership as provided by the Internal Revenue Code and similar state provisions.  Such a limitation could result in the expiration of the net operating loss before utilization.

(5)	Loans Payable and Accrued Interest:

Loans payable and accrued interest as of December 31, 2008 and December 31, 2007 are summarized as follows:

	December 31,	December 31,
	2008	2007

Convertible promissory note including interest to William Patridge, President and CEO, for funding of the Company bearing interest at 10.0% (which commenced accrual as of January 2006), due January 2013, payable as $200,000 in 2009, $1,000,000 in 2011, $1,000,000 in 2012 and $944,514 in 2013 (see Note 5)	$3,144,514	$2,168,535

Automobile loan payable, bearing interest at 5.3%, secured by automobile, payable in monthly principal and interest installments of $822, matures June 2011	23,044	31,445

Automobile loan payable, bearing interest at 7.5%, secured by automobile, payable in monthly principal and interest installments of $321, matures December 2013	15,932	18,477

Southern Oregon Regional Economic Development, Inc. loan payable, bearing interest at 8.0%, secured by business assets and assets owned by William Patridge, the principal stockholder. Paid in full on January 3, 2008 (see Note 5)	-	182,700

Convertible promissory notes including interest, bearing interest at 8.0%, payable in semi-annual interest installments, maturities due December 2008 through May 2009. Converted by all lenders on March 10, 2008 (see Note 5)	-	171,600

Convertible promissory notes including interest, bearing interest at 6.0%, interest payable at maturity, net of unamortized debt discount of $65,661, maturities of July 2009 (see Note 5)	62,937	-

	3,246,427	2,572,757
Less current portion	274,537	493,906

	$2,971,890	$2,078,851

ecoSolutions Intl
Notes to Financial Statements
Year Ended December 31, 2008

On December 31, 2008, the Company issued to William Patridge (“Patridge”), President and Chief Executive Officer, a convertible promissory note including accrued interest (“Patridge Note”) in the amount of $3,144,514 for funding of the Company since inception. This note replaced and cancelled the previously issued note on December 31, 2007. The Patridge note began bearing interest at 10.0% on January 1, 2006 and is due January 2, 2013. Installment payments on this note are $200,000 due on June 30, 2009, $1,000,000 due on January 2, 2011, $1,000,000 due on January 2, 2012 and $944,514 due on January 2, 2013. Patridge may at any time, in his sole discretion, convert all or a portion of the principal amount outstanding, together with accrued interest, into shares of our common stock, at a conversion price of $0.50 per share of common stock. The fair market value stock price on December 31, 2008, as quoted on the OTC Bulletin Board, was $0.35 per share. In accordance with guidance under Emerging Issues Task Force Abstract 00-27, “Application of Issue No. 98-5 to Certain Convertible Instruments”, no beneficial conversion was recorded due to the fair market value stock price on December 31, 2008, the convertible note issuance date, being below the conversion price of $0.50 per share. As of December 31, 2008, no interest expense has been recorded on the Patridge Note. In accordance with the guidance under SFAS 133 “Accounting for Derivative Instruments and Hedging Activities,” SFAS 150 “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity”, EITF 00-19 “Accounting for Derivative Financial Instruments Indexed To, and Potentially Settled In, a Company’s Own Stock” and EITF 05-02 “Meaning of Conventional Convertible Debt Instrument in Issue No. 00-19”, such notes were determined to be conventional convertible and no separate derivative accounting was considered necessary. In accordance with guidance under EITF 96-19 "Debtor's Accounting for a Modification or Exchange of Debt Instruments" and SFAS 140 "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities", the modification of the Patridge Note did not cause a financial statement gain or loss as there was no material change in cash flows.

On July 8, 2008, the Company issued to T Squared Investments LLC (“T Squared”), a related party, a convertible promissory note in the aggregate principal amount of $100,000 (“T Squared Note”) at an interest rate of 6% per annum. On July 8, 2008, the Company issued to Westside Capital LLC (“Westside”), a convertible promissory note in the aggregate principal amount of $25,000 (“Westside Note”) at an interest rate of 6% per annum. Westside is managed by the same managing partners as T Squared. The T Squared Note and the Westside Note mature and are payable, together with accrued interest, one year from the date of issuance. T Squared and Westside may at any time, in their sole discretion, convert all or a portion of the principal amount outstanding, together with accrued interest, into shares of our common stock, at a conversion price of $0.50 per share of common stock.  As of December 31, 2008, accrued interest of $3,598 is included in the notes payable balance. In accordance with Emerging Issues Task Force Abstract 00-27, “Application of Issue No. 98-5 to Certain Convertible Instruments”, the beneficial conversion feature of $125,000 was recorded as a discount to the notes at issuance and is being amortized over the one year lives of the notes using the effective interest method and effective interest rate of 6%. For the year ended December 31, 2008, amortization of the discount was recorded as interest expense of $59,339. The unamortized debt discount is presented as a contra amount in current portion of loans and interest payable of $65,661 as of December 31, 2008. Contractual interest expense for the year ended December 31, 2008 was $3,598. In accordance with the guidance under SFAS 133 “Accounting for Derivative Instruments and Hedging Activities,” SFAS 150 “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity”, EITF 00-19 “Accounting for Derivative Financial Instruments Indexed To, and Potentially Settled In, a Company’s Own Stock” and EITF 05-02 “Meaning of Conventional Convertible Debt Instrument in Issue No. 00-19”, such notes were determined to be conventional convertible and no separate derivative accounting was considered necessary.

On January 3, 2008, the loan balance with Southern Oregon Regional Economic Developments, Inc (SOREDI) of $182,700 was paid in full by William Patridge. The Company’s liability to SOREDI decreased to zero on that date with the liability owed to William Patridge increased by $184,164, representing the principal balance of $182,700 plus additional accrued interest to pay off the balance.

Convertible promissory notes of $165,000 were issued during December 2006 through May 2007. These notes bear interest at 8.0% and mature in two years from issue date. The notes contain a feature enabling the holder to convert the note, including accrued but unpaid interest if the holder of the note desires, to common stock of the Company. The shares are convertible at a conversion price of 75% on the date the Company receives the request from the Lender. On March 10, 2008, all Lenders converted their note holdings aggregating $167,495 into common stock of the Company. This represented principal balances of $165,000 plus accrued interest of $2,495. The number of shares issued to the holders was 1,488,848, representing shares converted at 75% of the estimated fair market value of $0.15 per share or $0.1125 per share. Upon conversion on that date, the convertible promissory notes were cancelled. In accordance with guidance under Emerging Issues Task Force Abstract 98-5, “Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios” (EITF 98-5), at the time of issuance, the beneficial conversion feature was calculated but not recorded as this feature was dependent on a future event. On the date of conversion when the future event contingency was resolved, the beneficial conversion feature of $41,874 was recorded as a charge to interest expense and an increase to additional paid in capital.

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

The aggregate maturities of loans payable and accrued interest at December 31, 2008 were as follows:

Year ending December 31,
2009	$274,538
2010	12,290
2011	1,008,042
2012	1,003,435
2013	948,122
Thereafter	0

$3,246,427

(6)	Deferred Costs:

During the year ended December 31, 2008, the Company incurred $46,295 in direct costs associated with the efforts to raise capital for the business. In accordance with Staff Accounting Bulletin 5, “Miscellaneous Accounting,” Topic A, “Expenses of Offering,” these costs were capitalized and are reported as a long-term asset on the accompanying Condensed Balance Sheet. Upon the completion of a contemplated offering, these costs will be offset against equity proceeds or amortized over the term of financing proceeds. In addition to this offering, the Company expects to continue capital raising activities in the forms of bridge loans during 2009.

ecoSolutions Intl
Notes to Financial Statements
Year Ended December 31, 2008

(7)	Related Party Transactions:

The Company’s office business facility located in Ashland, Oregon is owned by Main and Second Street LLC, a company which William Patridge, Chairman, Chief Executive Officer, President and principal stockholder of the Company is the sole managing member and is not a variable interest entity per FASB Interpretation 46R, “Consolidation of Variable Interest Entities (as amended)” (FIN 46R). Rent expense was accrued but not paid per agreement with William Patridge since inception through December 31, 2007. Beginning January 1, 2008, the Company paid the monthly rent due through November 2008, however, December’s payment was accrued but not paid. The monthly terms are set at a fixed price, which can increase with notification from Main and Second Street LLC. The rental agreement is not collateralized. The liability to Main and Second Street LLC as of December 31, 2008 of $46,911 is classified within current liabilities as payment is expected within the next twelve months.

Fees for management services provided by the Company to Patridge & Company of Nevada LLC are recorded as services income and recorded in non-current accounts receivable as services are incurred. William Patridge is the managing member of Patridge & Company of Nevada LLC. As of December 31, 2008, the noncurrent accounts receivable balance was $27,270 and fees earned for the year ended December 31, 2008 were $6,000. As of December 31, 2008, the amount past due over ninety days is $25,770. As of December 31, 2007, the non-current accounts receivable balance was $21,271 and fees earned for 2007 were $6,000. This non-interest bearing accounts receivable balance is classified as a non-current asset as likelihood exists that collection over the next twelve months may not occur. However, the Company anticipates full collectability in the long-term.

As of December 31, 2008, the Company has convertible promissory notes outstanding to William Patridge, President and Chief Executive Officer of $3,144,514 and to T Squared Investments LLC and Westside Capital LLC of an aggregate balance net of unamortized debt discount of $62,937. T Squared Investments LLC is a beneficial owner of the Company, and Westside Capital LLC is managed by the same managing partners. Terms of these convertible promissory notes are discussed in Note 5.

For the year ended December 31, 2008, Westside Capital LLC also provided consulting services to the Company and received compensation through non-qualified stock options to purchase 1,000,000 shares of the Company's common stock. The stock options were granted on May 5, 2008 under the Company's 2007 Equity Incentive Plan. The exercise price of the options is $0.40 per share, with a vesting period of three years and a term of five years. The Company accounts for equity instruments issued in exchange for the receipt of goods or services from other than employees in accordance with Statement of Financial Accounting Standard No. 123R, "Share Based Payments" ("SFAS 123R"). The Company utilized the Black Scholes option-pricing model and expensed $107,272 during 2008 related to these services, with a remaining unrecognized compensation cost of $156,235 as of December 31, 2008. As of December 31, 2008, none of the stock options have vested and the current fair value at December 31, 2008 of these non-vested non-employee options to purchase 1,000,000 shares of the Company's common stock was $350,000. See Note 10 for further discussion of stock options.

(8)	Leases:

The Company maintains an office in Shanghai, China that is obligated under a non-cancelable operating lease for office space that expires in July 2009. The office space in Ashland, Oregon, rented from Main and Second Street LLC, is on a month-to-month basis. The Company leases a company automobile with lease payments beginning November 2007 and ending October 2012. Total minimum rental lease expense for all leases was $82,481 and $61,705 for the years ended December 31, 2008 and 2007, respectively. Lease expense is recorded within other selling, general and administrative expenses in the Statements of Operations.

The aggregate future minimum annual lease payments under non-cancelable operating leases as of December 31, 2008 were as follows:

Year Ended December 31,
2009	$35,713
2010	19,284
2011	19,284
2012	14,463
2013	-
Thereafter	-

$88,744

ecoSolutions Intl
Notes to Financial Statements
Year Ended December 31, 2008

(9)	Equity

The Company’s authorized capital stock consists of 100,000,000 shares of common stock, $0.001 par value per share, and 20,000,000 shares of preferred stock, par value $0.001 per share.  As of December 31, 2008 and 2007, the Company has 0 and 765,615 shares of preferred stock issued and outstanding, respectively, and 24,417,884 and 10,337,500 shares of common stock issued and outstanding, respectively.  Each share of preferred stock may be converted into ten shares of common stock as fully paid and non-assessable common stock and carries ten to one voting rights. The rights and privileges of the preferred stock include dividend rights and there are no liquidation or call preferences. The preferred stock does not carry any other rights other than the foregoing. Subject to preferences that may be applicable to any preferred stock outstanding at the time, the holders of common stock are entitled to receive dividends out of legally available assets at such times and in such amounts as our Board of Directors may from time to time determine. Each stockholder is entitled to one vote for each share of common stock held on all matters submitted to a vote of stockholders.

The Company’s common stock is not subject to conversion or redemption and holders of common stock are not entitled to preemptive rights. Each outstanding share of common stock is fully paid and nonassessable. The Board of Directors has the authority to issue authorized but unissued shares of common stock without any action by the Company's stockholders.

On November 10, 2006, certain current liabilities owing (or balances outstanding) as of September 30, 2006 to William Patridge, Chairman, Chief Executive Officer, President and principal stockholder of the Company and his affiliated companies, were retired and converted to preferred stock. The Articles of Incorporation of the Company were restated on November 10, 2006 to authorize 100,000,000 shares of common stock and 20,000,000 shares of preferred stock, each having a $.001 par value. In exchange for $248,825 of current liabilities owed to William Patridge and his affiliated companies, 765,615 shares of preferred stock were issued to William Patridge. In accordance with EITF Abstract 98-5, “Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios” (EITF 98-5), and EITF Abstract 00-27, “Application of Issue No. 98-5 to Certain Convertible Instruments” (EITF 00-27), the preferred shares had no beneficial conversion option and intrinsic value because they were issued at estimated fair market value at a point in time where there was no public trading vehicle for the Company’s common stock. On May 28, 2008, William Patridge converted 765,615 shares of Series A convertible preferred stock, at an exchange ratio of 1:10, into 7,656,150 shares of common stock.

On January 25, 2008, the Company closed its Rule 504 of Regulation D offering promulgated under the Securities Act of 1933 (as amended) raising gross proceeds of $621,798 through 64 investors. This offering, which was approved by the state of Nevada on January 24, 2007 with additional registration approvals by qualification in the state of New York on March 16, 2007 and the state of Oregon on April 19, 2007, enabled the Company to offer common stock for purchase, within the terms of the Rule 504 filing. The Company was allowed to raise a minimum of approximately $500,000 with a maximum of approximately $1,000,000, which is the maximum allowed under Rule 504. Shares were offered at $0.15 per share, with a total of 4,345,320 shares issued under Rule 504 during 2008.

Additional sales of securities during 2008 and 2007 were effected in reliance on the exemption from registration contained in Section 4(2) of the Securities Act of 1933, and the rules promulgated thereunder, and include sales of 300,000 shares and 166,667 shares of common stock, respectively, at prices of $0.15 per share.

Common stock issuances for services rendered during 2008 and 2007 of 265,066 and 188,500 shares, respectively, are discussed in Note 11.  Common stock issuances for stock option exercises in 2008 of 25,000 shares are discussed in Note 10.  Common stock issuances for conversion of convertible promissory notes during 2008 of 1,488,848 shares are discussed in Note 5.

ecoSolutions Intl
Notes to Financial Statements
Year Ended December 31, 2008

(10)	Stock Options:

The Company has granted non-qualified and incentive stock option agreements (the “Agreements”) to certain employees, advisors, consultants and board members. The Agreements provide for the grant of stock options, exercisable for shares of the Company’s common stock. In May 2007, the Board of Directors, by unanimous written consent, adopted the 2007 Equity Incentive Plan and Incentive Stock Option agreement. For the year ended December 31, 2008, the Company granted options to purchase 1,590,000 shares of the Company’s common stock. These options were granted with an exercise price ranging from $0.15 to $0.55 per share. These options vest over three years and expire in five years. For the year ended December 31, 2008, 25,000 options were exercised with an intrinsic value of $3,725 and cash proceeds to the Company of $25. For the year ended December 31, 2008, 60,000 options were forfeited with 4,229,500 options outstanding.

A summary is as follows:

			Weighted
		Weighted	Average
		Average	Remaining
	Number	Exercise	Contractual
	of shares	Price	Life

Balance at December 31, 2007	2,724,500	$0.210	3.74

Granted	1,590,000	$0.328
Exercised	(25,000)	0.001
Forfeited	(60,000)	0.084

Balance at December 31, 2008	4,229,500	$0.257	3.51

Exercisable at December 31, 2008	1,347,168	$0.253	2.64

Commencing January 1, 2006, the Company adopted Statement of Financial Accounting Standard No. 123R, “Share Based Payments ” (“SFAS 123R”), which requires all share-based payments, including grants of stock options, to be recognized in the income statement as an operating expense, based on fair values.

The Company accounts for equity instruments issued in exchange for the receipt of goods or services from other than employees in accordance with SFAS 123R and the conclusions reached by the Emerging Issues Task Force, Issue 96-18, “Accounting for Equity Instruments That are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services”, (EITF 96-18). Costs are measured at the estimated fair market value of the consideration received or the estimated fair value of the equity instruments issued, whichever is more reliably measurable. The value of the equity instruments issued for consideration other than employee services is determined on the earlier of a performance commitment or completion of performance by the provider of goods or services as defined by EITF 96-18. During the year ended December 31, 2008, options to purchase 1,150,000 shares of the Company’s common stock were granted to non-employees. The current fair value at December 31, 2008 of the non-vested non-employee options to purchase 1,150,000 shares of the Company’s common stock was $402,500.

Under SFAS 123R, forfeitures are estimated at the time of valuation and reduce expense ratably over the vesting period. This estimate is adjusted periodically based on the extent to which actual forfeitures differ, or are expected to differ, from the previous estimate. The Company utilized a 10% forfeiture rate. The Company recognized $306,295 and $110,955 of stock option expense and for the years ended December 31, 2008 and 2007, respectively. As of December 31, 2008, there was $336,660 of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under existing stock option plans, with a weighted average remaining contractual life of 3.88 years. The total fair value of shares vested and non-vested as of December 31, 2008 was $820,329, of which $240,063 is attributed to employee options. The intrinsic value of vested options to purchase 1,347,168 shares is $197,959 as of December 31, 2008.

ecoSolutions Intl
Notes to Financial Statements
Year Ended December 31, 2008

(10)	Stock Options (Continued):

The fair value of options granted to employees was estimated using the Black Scholes option-pricing model. These same assumptions were also used in applying the Black Scholes option-pricing model for any stock based option compensation paid to non-employees. For the year ended December 31, 2008, expected future volatility is based on review of historical volatilities for similar public companies. With the Company’s limited trading history and infancy in its product line, management believes that the historical volatility of the Company’s stock price does not best represent the expected volatility of the stock price. Management intends to continue to consistently use the same group of publicly traded peer companies to determine volatility in the future until such time that sufficient information regarding the volatility of the Company’s share price becomes available or unless the selected companies become unreliable for this purpose. The fair value of options at the date of grant and the assumptions utilized are indicated in the following table:

	2008	2007

Weighted average of fair value at date of grant for options granted during the period	$0.328	$0.150

Risk-free interest rates	1.71%-2.84%	3.09%-5.05%
Expected option life in years	5	5
Expected stock price volatility	94%-100%	100%
Expected dividend yield	-	-

The following summarizes the activity of the Company’s non-vested options for the year ended December 31, 2008.

		Weighted
		Average
		Exercise
	Shares	Price

Non-vested at December 31, 2007	2,198,837	$0.189
Granted	1,590,000	0.328
Vested	(846,505)	0.218
Forfeited	(60,000)	0.084

Non-vested at December 31, 2008	2,882,332	$0.259

ecoSolutions Intl
Notes to Financial Statements
Year Ended December 31, 2008

(11)	Shares Granted for Services:

Certain shares granted to consultants for services provided to the Company as independent contractors are restricted under a “Restricted Stock Agreement” established January 11, 2005. These shares are subject to forfeiture over the annual anniversary date of each three year period of the agreement if the Board of Directors determines that the consultant is no longer assisting the Company. In that case, such shares shall be returned to the Company for cancellation. If the Board of Directors determines that the consultant is assisting the Company over the annual anniversary date of each three year period, the consultant shall acquire an unrestricted right to one-third of the shares of stock. As of December 31, 2008, a total of 245,000 cumulative restricted shares had been granted with 148,333 shares issued as common stock and 96,667 shares cancelled. Compensation expense for services performed during the years ended December 31, 2008 and 2007 was $188 and $6,598, respectively. Compensation expense is recorded in other selling, general and administrative expenses in the accompanying Statements of Operations. The fair market value of common stock used to value the services during 2007 and 2008 was $0.15 per share and was based on the offering price under Rule 504 of Regulation D (see Note 9). Shares issued for such services during 2008 and 2007 were 41,666 and 41,667, respectively, representing a total fair value on December 31, 2008 of $14,583 for each year’s shares issuance.

Services provided by consultants outside of the “Restricted Stock Agreement” were recorded as compensation expense in other selling, general and administrative expenses during the years ended December 31, 2008 and 2007 of $51,836 and $9,525, respectively. The fair market value of common stock used to value the services during 2008 ranged from $0.15 to $0.49 per share and was based on the offering price under Rule 504 of Regulation D (see Note 9) and the closing prices of quotations on the Pink Sheets and the OTC Bulletin Board on the measurement dates. The fair market value of common stock used to value the services during 2007 was $0.15 per share and was based on the offering price under Rule 504 of Regulation D. Shares issued for such services during 2008 and 2007 were 223,400 and 146,833, respectively, representing a total fair value on December 31, 2008 of $78,190 and $51,392, respectively.

ecoSolutions Intl
Notes to Financial Statements
Year Ended December 31, 2008

(12)	Loss per Share:

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

	2008	2007

Net loss available to common stockholders	$(1,927,379)	$(1,507,952)

Weighted average common shares outstanding, basic and diluted	20,567,080	10,199,224

Basic and diluted loss per share	$(0.09)	$(0.15)

At December 31, 2008, common stock equivalents of 10,768,528, comprised of stock options to purchase 4,229,500 shares and convertible promissory notes convertible to 6,539,028 shares were outstanding and could affect future periods, but were not included in the computation of diluted loss per common share as the effect would be anti-dilutive.  At December 31, 2007, common stock equivalents of 11,888,984, comprised of stock options to purchase 2,724,500 shares, convertible promissory notes convertible to 1,466,667 shares, preferred stock convertible to 7,656,150 shares and restricted stock of 41,667 shares were not included in the computation of diluted loss per common share as the effect would be anti-dilutive.