Form 10-Q
period 2009-03-31
ecoSolutions Intl
filed 2009-05-15
CIK 1429136

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(MARK ONE)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED March 31, 2009

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
Yes ☒ No  ☐ .

Indicate by check mark whether the registrant is a large accelerated filer, a non-accelerated filer, or a smaller reporting company.

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☒

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date:
As of May 1, 2009, the issuer had 25,992,884 shares of common stock outstanding.

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):
Yes ☐ No ☒

ECOSOLUTIONS INTL
FORM 10-Q
For the quarterly period ended March 31, 2009

PART I
ITEM 1.   FINANCIAL STATEMENTS ..

ecoSolutions Intl
Condensed Balance Sheets

	March 31,	December 31,
	2009	2008
	(Unaudited)
Assets

Current assets:
Cash	$16,225	$12,906
Trade accounts receivable	-	8,419
Prepaid expenses, deposits and advances	156,359	54,697

Total current assets	172,584	76,022

Property and equipment, net of accumulated depreciation	47,282	71,737
Deferred financing costs	56,945	46,295
Accounts receivable non-current (related party - see Note 6)	28,770	27,270
Security deposits	5,454	5,454

Total assets	$311,035	$226,778

Liabilities and Stockholders’ Deficit

Current liabilities:
Accounts payable (related party balances of $53,721 and $46,911, respectively - see Note 6)	$244,862	$258,638
Accrued liabilities	67,081	52,279
Accrued payroll - officer/stockholders	105,000	115,807
Current portion of loans payable and interest payable (related party balances of $484,694 and $262,937, respectively)	487,490	274,537

Total current liabilities	904,433	701,261

Loans and interest payable, (including related party balances of $3,012,926 and $2,944,514, respectively, less current portion)	3,025,396	2,971,890

Total liabilities	3,929,829	3,673,151

Stockholders’ deficit:
Common stock, par value $.001; 100,000,000 shares authorized; 25,492,884 and 24,417,884 shares issued and outstanding at March 31, 2009 and December 31, 2008, respectively	25,493	24,418
Additional paid-in capital	2,418,469	2,047,152
Accumulated deficit	(6,062,756)	(5,517,943)

Total stockholders’ deficit	(3,618,794)	(3,446,373)

Total liabilities and stockholders' deficit	$311,035	$226,778

The accompanying notes are an integral part of these condensed financial statements.

ecoSolutions Intl
Condensed Statements of Operations (Unaudited)

	Three Months Ended
	March 31, 2009	March 31, 2008

Product sales	$88,284	$1,733,805
Shipping revenue	-	24,294
Licensing revenue	27,856	-
Services income from related party	1,500	1,500

Net sales	117,640	1,759,599

Cost of goods sold	86,462	1,376,206

Gross profit	31,178	383,393

Selling, general and administrative expenses:
Payroll and benefits	167,186	258,525
Expense for outside consultants	199,956	19,127
Professional fees	35,149	28,502
Other selling, general and administrative expenses	64,242	120,749

Total selling, general and administrative expenses	466,533	426,903

Operating loss	(435,355)	(43,510)

Interest expense, net	109,458	99,450

Net loss	$(544,813)	$(142,960)

Net loss per share, basic and diluted	$(0.02)	$(0.01)

Weighted average shares used in per share calculations:
Basic and diluted	24,565,662	13,930,404

The accompanying notes are an integral part of these condensed financial statements.

ecoSolutions Intl
Condensed Statements of Cash Flows (Unaudited)
Increase (Decrease) in Cash

	Three Months Ended
	March 31, 2009	March 31, 2008
Cash flows used for operating activities:
Net loss	$(544,813)	$(142,960)

Adjustments to reconcile net loss to net cash provided by (used for) operating activities:
Depreciation	5,790	6,335
Gain from sale of property and equipment	(3,123)	-
Issuance of common stock for services	164,000	6,250
Stock option compensation expense	208,392	37,459
Convertible promissory note beneficial conversion feature	31,011	41,874

Changes in assets and liabilities:
(Increase) decrease in assets:
Trade accounts receivable	6,919	(258,678)
Finished goods inventory	-	11,281
Prepaid expenses, deposits and advances	(101,662)	70,787
Deferred financing costs	(10,650)	-

Increase (decrease) in liabilities:
Accounts payable and accrued liabilities	(9,781)	(90,203)
Accrued interest	72,770	43,963
Customer deposits liability	-	(7,526)

Net cash used for operating activities	(181,147)	(281,418)

Cash flows provided by (used for) investing activities:
Acquisition of property and equipment	-	(6,220)
Proceeds from sale of property and equipment	21,788	-
Net cash provided by (used) in investing activities	21,788	(6,220)

Cash flows provided by (used in) financing activities:
Borrowings on notes payable	186,389	182,700
Repayments on notes payable	(23,711)	(230,378)
Proceeds from issuance of common stock	-	567,978

Net cash provided by financing activities	162,678	520,300

Net increase in cash	3,319	232,662
Cash, beginning of period	12,906	10,755

Cash, end of period	$16,225	$243,417

Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$5,677	$13,614

Supplemental disclosure of non-cash financing activities:
Conversion of promissory notes to common stock	$-	$167,495

The accompanying notes are an integral part of these condensed financial statements.

ecoSolutions Intl
Notes to Condensed Financial Statements
Quarterly Period Ended March 31, 2009

(1)	Summary of Significant Business and Accounting Policies:

Basis of Presentation

The accompanying condensed balance sheet as of December 31, 2008, which has been derived from audited financial statements, and the unaudited interim condensed financial statements as of March 31, 2009 have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 8-03 of Regulation S-X and therefore do not include all of the information and footnotes required by accounting principles accepted in the United States for comparable annual financial statements. In the opinion of the management of the Company, the accompanying unaudited interim condensed financial statements include all adjustments, including those that are normal and recurring considered necessary to present fairly the financial position as of March 31, 2009, and the results of operations for the three months ended March 31, 2009. Unaudited interim results are not necessarily indicative of the results for the full year. The Company’s operating results will fluctuate for the foreseeable future.  Therefore, period-to-period comparisons should not be relied upon as predictive of the results in future periods.  The results of operations for the three months ended March 31, 2009 are not necessarily indicative of the results to be expected for any subsequent periods. Certain notes and other information have been condensed or omitted from the interim condensed financial statements presented in this quarterly report. These unaudited interim condensed financial statements should be read in conjunction with the financial statements of the Company for the year ended December 31, 2008 and notes thereto contained in the information filed in our Annual Report on Form 10-K.

Certain reclassifications have been made to prior years to conform to the current year presentation. These changes include the reclassification of employee stock option expense from other selling, general and administrative expense into payroll and benefits on the condensed statement of operations.

Business Organization

ecoSolutions Intl (formerly 360 Interchange, Inc.) (the “Company”) was founded on July 24, 2004 as an Oregon corporation. The Company reincorporated in Nevada on January 3, 2005. No discontinuance of Company operations occurred during this period. On March 17, 2008, the Company changed its name to ecoSolutions Intl.

Business Activity

The Company sources products from overseas, selling to various retailers, distributors or manufacturing customers located in the United States or overseas. Through March 31, 2009, the Company’s product sourcing has originated from Asia, with major product categories of wood flooring products and foam products such as yoga mats, flooring underlayment, ecoFoam™ for sandals and the licensing of ecoFoam™. The Company has developed exclusive business arrangements with certain Asian manufacturers to market and sell eco-friendly products, focusing on selling plastic alternatives to polyvinyl chloride (PVC).

Use of Estimates

The preparation of condensed financial statements in conformity with accounting principles generally accepted in the United States of America (GAAP) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Fair Value

Unless otherwise indicated, the fair values of all reported assets and liabilities, which represent financial instruments, none of which are held for trading purposes, approximate carrying values of such amounts.

ecoSolutions Intl
Notes to Condensed Financial Statements
Quarterly Period Ended March 31, 2009

(1)	Summary of Significant Business and Accounting Policies (Continued):

Going Concern

The condensed financial statements have been prepared on a going concern basis which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company incurred a net loss of $544,813 for the three months ended March 31, 2009. The Company had a working capital deficiency of $731,849 and an accumulated deficit of $6,062,756 as of March 31, 2009. These factors raise substantial doubt about the Company’s ability to continue as a going concern for a reasonable period of time. Management’s intention is set forth in a business plan which assumes increased operating revenues and additional financing. These business plans include the potential of obtaining financing through bridge loans and equity financing arrangements, maintaining a revenue focus of targeting large potential customers with the Company’s eco-friendly plastic alternative products and controlling selling, general and administrative expenses. However, there is no assurance that the Company will be successful in these efforts, which raises substantial doubt as to its ability to continue as a going concern.  The ability of the Company to continue as a going concern is dependent on the plan’s success, as well as, achieving profitable operations in the future. The condensed financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Comprehensive Loss

Comprehensive loss consists of net loss and other gains and losses affecting stockholders equity that, under generally accepted accounting principles, are excluded from net loss in accordance with SFAS No. 130, "Reporting Comprehensive Income” (FAS No. 130). The Company, however, does not have any components of other comprehensive loss as defined by SFAS No. 130. For the three months ended March 31, 2009 and 2008, comprehensive income consists only of net loss and, therefore, a Statement of Other Comprehensive Loss has not been included in these condensed financial statements.

ecoSolutions Intl
Notes to Condensed Financial Statements
Quarterly Period Ended March 31, 2009

(1)	Summary of Significant Business and Accounting Policies (Continued):

Segment Reporting

Statement of Financial Accounting Standards No. 131, “Disclosures about Segments of an Enterprise and Related Information” (SFAS 131), establishes standards for reporting information on operating segments in interim and annual financial statements. In accordance with this guidance, the Company has determined that it has one operating segment. The Company has historically sold wood flooring, foam underlayment for flooring, yoga mats and ecoFoam™ for sandals and is in the process of transitioning to the selling of eco-friendly plastic alternatives. The chief operating decision-makers review the Company’s operating results on a consolidated basis, discrete financial information is not available for each product line and the operations are managed as a single operating segment.

Recent Accounting Pronouncements

FSP FAS 107-1 and APB 28-1 - In April 2009, the FASB issued FASB Staff Position No. FAS 107-1 and APB 28-1, "Interim Disclosures about Fair Value of Financial Instruments," which requires disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. This Staff Position is effective for interim reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. Management does not believe the adoption of this staff position will have a material impact on the Company's financial position or results of operations.

 FSP FAS 115-2 and FAS 124-2 - In April 2009, the FASB issued FASB Staff Position No. FAS 115-2 and FAS 124-2, "Recognition and Presentation of Other-Than-Temporary Impairments," which amends the other-than-temporary impairment guidance in U.S. GAAP for debt securities to make the guidance more operational and to improve the presentation and disclosure of other-than-temporary impairments on debt and equity securities in the financial statements. This Staff Position is effective for interim and annual reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. The Company has not determined the impact, if any, of its adoption of this staff position.

FSP FAS 141(R)-1 - In April 2009, the FASB issued FASB Staff Position No. FAS 141(R)-1, “Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies” (FSP FAS 141(R)-1), that amends and clarifies FASB Statement No. 141 (revised 2007), “Business Combinations”.  FAS 141(R)-1 addresses application issues raised by preparers, auditors, and members of the legal profession on initial recognition and measurement, subsequent measurement and accounting, and disclosure of assets and liabilities arising from contingencies in a business combination. This Staff Position is effective for assets or liabilities arising from contingencies in business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008.  Management will evaluate the impact FSP FAS 141(R)-1 may have on the accounting for any future business combinations that may be considered.

FSP FAS 157-4 - In April 2009, the FASB issued FASB Staff Position No. FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly” (FSP FAS 157-4).  FSP FAS 157-4 provides additional guidance for estimating fair value in accordance with FASB Statement No. 157, “Fair Value Measurements”, when the volume and level of activity for the asset or liability have significantly decreased. This Staff Position also includes guidance on identifying circumstances that indicate a transaction is not orderly. This Staff Position shall be effective for interim and annual reporting periods ending after June 15, 2009, and shall be applied prospectively. Early adoption is permitted for periods ending after March 15, 2009. Earlier adoption for periods ending before March 15, 2009 is not permitted. The Company has not determined the impact, if any, of its adoption of this staff position.

FSP FAS 157- 3 – In October 2008, the FASB issued FASB Staff Position No. FAS 157-3, “Determining the Fair Value of a Financial Asset in a Market That Is Not Active” (FSP 157-3), which clarifies the application of SFAS 157 when the market for a financial asset is inactive. Specifically, FSP 157-3 clarifies how (1) management’s internal assumptions should be considered in measuring fair value when observable data are not present, (2) observable market information from an inactive market should be taken into account, and (3) the use of broker quotes or pricing services should be considered in assessing the relevance of observable and unobservable data to measure fair value. The guidance in FSP FAS 157-3 is effective immediately and management does not believe that this will have an impact on the Company’s financial statements.

FSP APB 14-1 – In  May 2008, the FASB issued FSP APB 14-1 , “Accounting for Convertible Debt Instruments That May Be Settled in Cash Upon Conversion (Including Partial Cash Settlement).” This FSP applies to convertible debt securities that, upon conversion by the holder, may be settled by the issuer fully or partially in cash (rather than settled fully in shares) and specifies that issuers of such instruments should separately account for the liability and equity components in a manner that reflects the issuer’s nonconvertible debt borrowing rate when related interest cost is recognized. This FSP is effective for our company beginning January 1, 2009 with retrospective application to all periods presented. The Companhy's adoption of FSP APB 14-1 did not have a material effect on its financial statements.

(2)	Customer Concentrations:

The customer accounts receivable balance is $0 at March 31, 2009 and $8,419 due from two customers at December 31, 2008.  For the quarter ended March 31, 2009, two customers of our foam products accounted for approximately ninety-nine percent (99%) of our sales revenues.

(3)	Property and Equipment:

Property and equipment as of March 31, 2009 and December 31, 2008 consisted of the following:

	(Unaudited) March 31,	December 31,
	2009	2008

Automobiles	$19,084	$69,798
Computer equipment	31,730	31,730
Furniture and fixtures	19,050	19,050
Computer software	13,019	13,019
Leasehold improvements	12,262	12,262
Telephone equipment	4,021	4,021
Camera equipment	2,461	2,461

	101,627	152,341
Less accumulated depreciation	54,345	80,604

	$47,282	$71,737

Depreciation expense amounted to $5,790 and $6,335 for the three months ended March 31, 2009 and 2008, respectively. Automobiles with a net book value of $14,051 are collateralized against automobile loan balances of $15,264 as of March 31, 2009.

ecoSolutions Intl
Notes to Condensed Financial Statements
Quarterly Period Ended March 31, 2009

(4)	Loans Payable and Accrued Interest:

Loans payable and accrued interest as of March 31, 2009 and December 31, 2008 are summarized as follows:

	(Unaudited) March 31,	December 31,
	2009	2008

Convertible promissory note including interest to William Patridge, President and CEO, for funding of the Company bearing interest at 10.0% (which commenced accrual as of January 2006), due January 2013, payable as $388,870 in 2009, $1,000,000 in 2011, $1,000,000 in 2012 and $1,012,926 in 2013	$3,401,796	$3,144,514

Automobile loan payable, bearing interest at 5.3%, secured by automobile, payable in monthly principal and interest installments of $822, matures June 2011. Paid in full in March 2009 through sale of automobile.	-	23,044

Automobile loan payable, bearing interest at 7.5%, secured by automobile, payable in monthly principal and interest installments of $321, matures December 2013	15,266	15,932

Convertible promissory notes including interest to related parties, bearing interest at 6.0%, interest payable at maturity, net of unamortized debt discount of $34,649, maturities of July 2009	95,824	62,937

	3,512,886	3,246,427
Less current portion	487,490	274,537

	$3,025,396	$2,971,890

ecoSolutions Intl
Notes to Condensed Financial Statements
Quarterly Period Ended March 31, 2009

As of March 31, 2009, the outstanding balance of the Company convertible promissory note (“Patridge Note”) issued to William Patridge (“Patridge”), President and Chief Executive Officer, is $3,401,796 for funding of the Company since inception. The Patridge note bears interest at 10.0% and is due January 2, 2013. Installment payments on this note are $388,870 due on June 30, 2009, $1,000,000 due on January 2, 2011, $1,000,000 due on January 2, 2012 and $1,012,926 due on January 2, 2013. For the three months ended March 31, 2009, Patridge provided $186,389 of borrowings to the Company.  Patridge may at any time, in his sole discretion, convert all or a portion of the principal amount outstanding, together with accrued interest, into shares of common stock, at a conversion price of $0.50 per share of common stock. The fair market value stock price on December 31, 2008, the initial date of the Patridge Note, and March 31, 2009, the note date for the additional borrowings since December 31, 2008, as quoted on the OTC Bulletin Board, were $0.35 and $0.33 per share, respectively. In accordance with guidance under Emerging Issues Task Force Abstract 00-27, “Application of Issue No. 98-5 to Certain Convertible Instruments”, no beneficial conversion was recorded due to the conversion price of $0.50 per share being higher than the fair market value of the stock on the note issuances dates. For the three months ended March 31, 2009 and 2008, $70,895 and $48,067 of interest expense, respectively, has been recorded on the Patridge Note. In accordance with the guidance under SFAS 133 “Accounting for Derivative Instruments and Hedging Activities,” SFAS 150 “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity”, EITF 00-19 “Accounting for Derivative Financial Instruments Indexed To, and Potentially Settled In, a Company’s Own Stock,” EITF 05-02 “Meaning of Conventional Convertible Debt Instrument in Issue No. 00-19” and EITF 07-5 “Determining Whether an Instrument (or Embedded Feature) Is Indexed to an Entity's Own Stock,” such notes were determined to be conventional convertible and no separate derivative accounting was considered necessary.

On July 8, 2008, the Company issued to T Squared Investments LLC (“T Squared”), a related party, a convertible promissory note in the aggregate principal amount of $100,000 (“T Squared Note”) at an interest rate of 6% per annum. On July 8, 2008, the Company issued to Westside Capital LLC (“Westside”), a convertible promissory note in the aggregate principal amount of $25,000 (“Westside Note”) at an interest rate of 6% per annum. Westside is managed by the same managing partners as T Squared. The T Squared Note and the Westside Note mature and are payable, together with accrued interest, one year from the date of issuance. T Squared and Westside may at any time, in their sole discretion, convert all or a portion of the principal amount outstanding, together with accrued interest, into shares of common stock, at a conversion price of $0.50 per share of common stock.  As of March 31, 2009, accrued interest of $5,473 is included in the notes payable balance. In accordance with Emerging Issues Task Force Abstract 00-27, “Application of Issue No. 98-5 to Certain Convertible Instruments”, the beneficial conversion feature of $125,000 was recorded as a discount to the notes at issuance and is being amortized over the one year lives of the notes using the effective interest method and effective interest rate of 6%. For the three months ended March 31, 2009 and 2008, amortization of the discount was recorded as interest expense of $31,011 and $0, respectively. The unamortized debt discount is presented as a contra amount in current portion of loans and interest payable of $34,649 as of March 31, 2009. Contractual interest expense for the three months ended March 31, 2009 and 2008 was $1,875 and $0, respectively. In accordance with the guidance under SFAS 133 “Accounting for Derivative Instruments and Hedging Activities,” SFAS 150 “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity”, EITF 00-19 “Accounting for Derivative Financial Instruments Indexed To, and Potentially Settled In, a Company’s Own Stock,” EITF 05-02 “Meaning of Conventional Convertible Debt Instrument in Issue No. 00-19” and EITF 07-5 “Determining Whether an Instrument (or Embedded Feature) Is Indexed to an Entity's Own Stock,” such notes were determined to be conventional convertible and no separate derivative accounting was considered necessary.

The aggregate maturities of loans payable and accrued interest at March 31, 2009 were as follows (unaudited):

Year ending December 31,
2009	$486,770
2010	2,958
2011	1,003,187
2012	1,003,435
2013	1,016,536
Thereafter	-

$3,512,886

(5)	Deferred Costs:

During the year ended December 31, 2008 and the quarter ended March 31, 2009, the Company incurred $56,945 cumulative direct costs associated with the efforts to raise capital for the business. In accordance with Staff Accounting Bulletin 5, “Miscellaneous Accounting,” Topic A, “Expenses of Offering,” these costs were capitalized and are reported as a long-term asset on the accompanying Condensed Balance Sheet. Upon the completion of a contemplated offering, these costs will be offset against equity proceeds or amortized over the term of financing proceeds. In addition to this offering, the Company expects to continue capital raising activities in the forms of bridge loans during 2009.

ecoSolutions Intl
Notes to Condensed Financial Statements
Quarterly Period Ended March 31, 2009

(6)	Related Party Transactions:

The Company’s office business facility located in Ashland, Oregon is owned by Main and Second Street LLC, a company which William Patridge, Chairman, Chief Executive Officer, President and principal stockholder of the Company is the sole managing member and is not a variable interest entity per FASB Interpretation 46R, “Consolidation of Variable Interest Entities (as amended)” (FIN 46R). Rent expense was accrued but not paid per agreement with William Patridge since inception through December 31, 2007. Beginning January 1, 2008, the Company paid the monthly rent due through November 2008, however, December 2008 through March 2009 payments were accrued but not paid. The monthly terms are set at a fixed price, which can increase with notification from Main and Second Street LLC. The rental agreement is not collateralized. The liability to Main and Second Street LLC as of March 31, 2009 of $53,721 is classified within current liabilities as payment is expected within the next twelve months.

Fees for management services provided by the Company to Patridge & Company of Nevada LLC are recorded as services income and recorded in non-current accounts receivable as services are incurred. William Patridge is the managing member of Patridge & Company of Nevada LLC. As of March 31, 2009, the noncurrent accounts receivable balance was $28,770 and fees earned for the three months ended March 31, 2009 were $1,500. As of March 31, 2009, the amount past due over ninety days is $27,270. This non-interest bearing accounts receivable balance is classified as a non-current asset as likelihood exists that collection over the next twelve months may not occur. However, the Company anticipates full collectability in the long-term.

As of March 31, 2009, the Company has convertible promissory notes outstanding to William Patridge, President and Chief Executive Officer of $3,401,798 and to T Squared Investments LLC and Westside Capital LLC of an aggregate balance net of unamortized debt discount of $95,824. T Squared Investments LLC is a beneficial owner of the Company, and Westside Capital LLC is managed by the same managing partners. Terms of these convertible promissory notes are discussed in Note 4.

Westside Capital LLC also provides consulting services to the Company and received compensation through non-qualified stock options to purchase 1,000,000 shares of the Company's common stock. The stock options were granted on May 5, 2008 under the Company's 2007 Equity Incentive Plan. The exercise price of the options is $0.40 per share, with a vesting period of three years and a term of five years. The Company accounts for equity instruments issued in exchange for the receipt of goods or services from other than employees in accordance with Statement of Financial Accounting Standard No. 123R, "Share Based Payments" ("SFAS 123R"). The Company utilized the Black Scholes option-pricing model and expensed $16,118 for the three months ended March 31, 2009 related to these services, with a remaining unrecognized compensation cost of $128,942 as of March 31, 2009. As of March 31, 2009, none of the stock options have vested and the current fair value at March 31, 2009 of these non-vested non-employee options to purchase 1,000,000 shares of the Company's common stock was $252,332. See Note 9 for further discussion of stock options.

(7)	Leases:

The Company maintains an office in Shanghai, China that is obligated under a non-cancelable operating lease for office space that expires in July 2009. The office space in Ashland, Oregon, rented from Main and Second Street LLC, is on a month-to-month basis. The Company leases a company automobile with lease payments beginning November 2007 and ending October 2012. Total minimum rental lease expense for all leases was $22,733 and $19,632 for the three months ended March 31, 2009 and 2008, respectively. Lease expense is recorded within other selling, general and administrative expenses in the condensed statements of operations.

The aggregate future minimum annual lease payments under non-cancelable operating leases as of March 31, 2009 were as follows (unaudited):

Year Ended December 31,
2009	$23,851
2010	19,284
2011	19,284
2012	14,463
2013	-
Thereafter	-

$76,882

ecoSolutions Intl
Notes to Condensed Financial Statements
Quarterly Period Ended March 31, 2009

(8)	Equity

The Company’s authorized capital stock consists of 100,000,000 shares of common stock, $0.001 par value per share, and 20,000,000 shares of preferred stock, par value $0.001 per share.  As of March 31, 2009 and December 31, 2008, the Company has no shares of preferred stock issued and outstanding, and 25,492,884 and 24,417,884 shares of common stock issued and outstanding, respectively. Common stock issuances for services rendered during the three months ended March 31, 2009 of 1,025,000 shares are discussed in Note 10.  Common stock issuances for stock option exercises during the three months ended March 31, 2009 of 50,000 shares are discussed in Note 9.

ecoSolutions Intl
Notes to Condensed Financial Statements
Quarterly Period Ended March 31, 2009

(9)	Stock Options:

The Company has granted non-qualified and incentive stock option agreements (the “Agreements”) to certain employees, advisors, consultants and board members. The Agreements provide for the grant of stock options, exercisable for shares of the Company’s common stock. In May 2007, the Board of Directors, by unanimous written consent, adopted the 2007 Equity Incentive Plan and Incentive Stock Option agreement. For the three months ended March 31, 2009, the Company granted options to purchase 2,500,000 shares of the Company’s common stock. These options were granted with an exercise price ranging from $0.16 to $0.20 per share. These options were granted with vesting terms between zero and three years and expire in five years. For the three months ended March 31, 2009, 50,000 non-employee options were exercised with an intrinsic value of $8,500.  Cash proceeds to be received by the Company through a cashless exercise of these options is $8,000. For the three months ended March 31, 2009, 415,000 options were forfeited with 6,264,500 options outstanding.

A summary is as follows:

			Weighted
		Weighted	Average
		Average	Remaining
	Number	Exercise	Contractual
	of shares	Price	Life

Balance at December 31, 2008	4,229,500	$0.257	3.51

Granted	2,500,000	$0.168
Exercised	(50,000)	0.160
Forfeited	(415,000)	0.265

Balance at March 31, 2009 (Unaudited)	6,264,500	$0.222	3.79

Exercisable at March 31, 2009 (Unaudited)	1,929,169	$0.214	3.18

Commencing January 1, 2006, the Company adopted Statement of Financial Accounting Standard No. 123R, “Share Based Payments ” (“SFAS 123R”), which requires all share-based payments, including grants of stock options, to be recognized in the income statement as an operating expense, based on fair values.

The Company accounts for equity instruments issued in exchange for the receipt of goods or services from other than employees in accordance with SFAS 123R and the conclusions reached by the Emerging Issues Task Force, Issue 96-18, “Accounting for Equity Instruments That are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services”, (EITF 96-18). Costs are measured at the estimated fair market value of the consideration received or the estimated fair value of the equity instruments issued, whichever is more reliably measurable. The value of the equity instruments issued for consideration other than employee services is determined on the earlier of a performance commitment or completion of performance by the provider of goods or services as defined by EITF 96-18. During the three months ended March 31, 2009, options to purchase 1,000,000 shares of the Company’s common stock were granted to non-employees, of which 500,000 were granted with immediate vesting. The current fair value at March 31, 2009 of the non-vested non-employee options to purchase 500,000 shares of the Company’s common stock was $134,905.

Under SFAS 123R, forfeitures are estimated at the time of valuation and reduce expense ratably over the vesting period. This estimate is adjusted periodically based on the extent to which actual forfeitures differ, or are expected to differ, from the previous estimate. The Company utilized a 10% forfeiture rate. The Company recognized $208,392 and $37,459 of stock option expense for the three months ended March 31, 2009 and 2008, respectively. As of March 31, 2009, there was $530,010 of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under existing stock option plans, with a weighted average remaining contractual life of 3.77 years. The total fair value of shares vested and non-vested as of December 31, 2008 was $1,222,557, of which $405,940 is attributed to employee options. The intrinsic value of vested options to purchase 1,929,169 shares is $286,575 as of March 31, 2009.

ecoSolutions Intl
Notes to Condensed Financial Statements
Quarterly Period Ended March 31, 2009

(9)	Stock Options (Continued):

The fair value of options granted to employees was estimated using the Black Scholes option-pricing model. These same assumptions were also used in applying the Black Scholes option-pricing model for any stock based option compensation paid to non-employees. For the three months ended March 31, 2009, expected future volatility is based on review of historical volatilities for similar public companies. With the Company’s limited trading history and infancy in its product line, management believes that the historical volatility of the Company’s stock price does not best represent the expected volatility of the stock price. Management intends to continue to consistently use the same group of publicly traded peer companies to determine volatility in the future until such time that sufficient information regarding the volatility of the Company’s share price becomes available or unless the selected companies become unreliable for this purpose. The fair value of options at the date of grant and the assumptions utilized are indicated in the following table:

(Unaudited)
Three Months Ended
March 31, 2009

Weighted average of fair value at date of grant for options granted during the period	$0.168

Risk-free interest rates	1.14%-1.28%
Expected option life in years	5
Expected stock price volatility	94.9%-97.6%
Expected dividend yield	-

The following summarizes the activity of the Company’s non-vested options for the three months ended March 31, 2009.

		Weighted
		Average
		Exercise
	Shares	Price

Non-vested at December 31, 2008	2,882,332	$0.259
Granted	2,500,000	0.168
Vested	(632,001)	0.182
Forfeited	(415,000)	0.265

Non-vested at March 31, 2009 (Unaudited)	4,335,331	$0.225

ecoSolutions Intl
Notes to Condensed Financial Statements
Quarterly Period Ended March 31, 2009

(10)	Shares Granted for Services:

Services provided by consultants were recorded as compensation expense in other selling, general and administrative expenses for the three months ended March 31, 2009 and 2008 of $20,446 and $188, respectively. The fair market value of common stock used to value the services during 2009 ranged from $0.16 to $0.25 per share and was based on the closing prices of quotations on the OTC Bulletin Board on the measurement dates. The fair market value of common stock used to value the services during 2008 was $0.15 per share and was based on the offering price under Rule 504 of Regulation D. Shares issued for such services during the three months ended March 31, 2009 and 2008 were 1,025,000 and 41,666, respectively, representing a total fair value on March 31, 2009 of $338,250 and $13,750, respectively.

ecoSolutions Intl
Notes to Condensed Financial Statements
Quarterly Period Ended March 31, 2009

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

	(Unaudited)
	Three Months Ended March 31,
	2009	2008

Net loss available to common stockholders	$(544,813)	$(142,960)

Weighted average common shares outstanding, basic and diluted	24,565,662	13,930,404

Basic and diluted loss per share	$(0.02)	$(0.01)

At March 31, 2009, common stock equivalents of 13,329,038, comprised of stock options to purchase 6,264,500 shares and convertible promissory notes convertible to 7,064,538 shares were outstanding and could affect future periods, but were not included in the computation of diluted loss per common share as the effect would be anti-dilutive.  At March 31, 2008, common stock equivalents of 10,810,650, comprised of stock options to purchase 3,154,500 shares and preferred stock convertible to 7,656,150 shares were not included in the computation of diluted loss per common share as the effect would be anti-dilutive.

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

Introductory Comment

The following discussion should be read in conjunction with our unaudited financial statements (including the notes thereto) included elsewhere in this report and our audited financial statements and the notes thereto, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Item 1A, “Risk Factors” included in our Annual Report on Form 10-K for the year ended December 31, 2008.

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

 Until 2007, we were a trading company operating out of the State of Oregon focusing on the sale of wood flooring and yoga mat products in North America. However, we have not generated significant revenues from our trading company operations, and have incurred net operating losses since our inception in 2004. At March 31, 2009, our accumulated deficit was approximately $6.1 million.

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

Customers

For the quarter ended March 31, 2009, two customers of our foam products accounted for approximately ninety-nine percent (99%) of our sales revenues. We have, however, entered into two licensing agreements related to our customers use of ecoFoam ™ and ecoPlastic ™ , respectively, and are in the process of talking with several other companies who have indicated an interest in our new products which will broaden and diversify our customer base.

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

Recent Developments

 None.

Critical Accounting Policies

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported assets, liabilities, sales and expenses in the accompanying condensed financial statements. The SEC has defined that critical accounting policies are the ones that are the most important to the portrayal of the Company’s financial condition and results of operations, and those that require the most subjective and complex judgments, often employing the use of estimates about the effect of matters that are inherently uncertain. On an ongoing basis, management evaluates its estimates, including those related to revenue recognition, bad debts, impairment of long-lived assets, accrued liabilities and certain expenses. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ materially from these estimates under different assumptions, judgments or conditions. For additional information, see Part I, Item 1, “Financial Statements – Note 1 – Summary of Business and Significant Accounting Policies” of this Form 10-Q. Although we believe that our estimates, assumptions and judgments are reasonable, they are based upon information presently available. Actual results may differ significantly from these estimates under different assumptions, judgments or conditions.

Recent Accounting Pronouncements

See Note 1 to our condensed financial statements for additional information.

Results of Operations

Revenues and Gross Profit. Our revenues for the quarter ended March 31, 2009 were $117,640, representing a decrease of approximately $1,642,000 compared to revenues of $1,759,599 for the quarter ended March 31, 2008. The revenue decrease was due to no sales of wood flooring products as we have transitioned out of selling these products. Our repositioning efforts include a revamped business strategy to optimize the opportunities available in the rapidly growing eco-conscious industries, specifically targeting replacements for conventional plastics. We will continue to sell and service existing wood flooring customers, where appropriate, but do not plan to target new potential wood flooring customers. Our product mix changed between quarters from approximately 96% revenues from wood flooring and approximately 4% from foam products (consisting of yoga mats and underlayment for flooring) in first quarter of 2008 to 100% from foam products (consisting of yoga mats, ecoFoam™ sandals and ecoFoam ™ licensing revenues) in the first quarter of 2009. The revenue dollar change was a decrease of approximately $1,681,000 from wood flooring and an increase of approximately $39,000 from foam products between quarters. As we continue to reposition our company into selling our ecoPlastic Ô, ecoFoam ™ and ecoWrap ™ lines, we anticipate product mix fluctuations to continue to occur during 2009.

Our gross profit for the quarter ended March 31, 2009 was $31,178, representing a decrease of approximately $352,000 compared to $383,393 for the quarter ended March 31, 2008. Gross profit for the first quarter of 2009 as a percentage of revenues was 26.5% compared to 21.8% for the first quarter of 2008. The dollar decrease in gross profit resulted from the lower sales for the quarter.  The gross margin rate increase corresponded to licensing revenues related to the use of our ecoFoam ™ brand where there is no offsetting cost of goods sold.

Operating Expenses. Our selling, general and administrative expenses for the quarter ended March 31, 2009 were $466,533, representing an increase of approximately $40,000 or 9.3% compared to $426,903 for the quarter ended March 31, 2008. As a percentage of revenues, selling, general and administrative expenses were 396.6% for the first quarter of 2009 compared to 24.3% for the first quarter of 2008. Approximately $181,000 of this increase, an increase of 945.4%, was due to expense for outside consultants, including cash and non-cash stock based compensation, due to a higher quantity and value of stock and stock options issued for services under Statement of Financial Accounting Standard No. 123R (SFAS 123(R)).  Offsetting this increase was a decrease of approximately $91,000, a decrease of 35.3%, for  lower payroll and benefits expense, including stock based compensation, from fewer employee positions reduced from 12 to 7.5 full time equivalents and reduced sales commissions due to lower sales.  Lower expenses occurred in travel of approximately $35,000 or 70.5% as we took fewer trips to Asia, and product samples and postage of approximately $14,000 or 90.6% as fewer product sample shipments occurred during the quarter.

Other Expenses. Our other expenses consist of net interest expense.  For the quarter ended March 31, 2009, other expenses were $109,458, representing an increase of approximately $10,000 or 10.1% compared to $99,450 for the quarter ended March 31, 2008. This increase was primarily due to additional interest expense incurred on higher cumulative borrowings provided through loans from our President and Chief Executive Officer, William Patridge of approximately $22,000, partially offset by lower interest expense of approximately $11,000 for amortization of the beneficial conversion feature discount on convertible promissory notes between the quarters.

Liquidity and Capital Resources

As of March 31, 2009 we had $16,225 in cash and a working capital deficit of $731,849, as compared with $12,906 in cash at December 31, 2008 and a working capital deficit of $625,239 and $243,417 in cash at March 31, 2008 and a working capital deficit of $1,062,338. Cash used to fund operating activities for the first quarter of 2009 was $181,147 compared to $281,418 for the first quarter of 2008, representing a decrease of approximately $100,000. This decrease resulted primarily from lower selling, general and administrative cash expenses and lower payments on accounts payable, partially offset by lower net sales and gross profits in 2009.

Cash provided by investing activities of $21,788 for the first quarter of 2009 was approximately $28,000 higher than cash used for investing activities in the amount of $6,220 for the first quarter of 2008. This increase was due to a sale of a company automobile this year and no capital additions this year. Cash provided by financing activities of $162,678 for the first quarter of 2009 decreased by approximately $358,000 compared to $520,300 for the first quarter of 2008. This decrease was due to last year’s net proceeds raised from the sale of 4,345,320 shares of our common stock in an offering under Rule 504 of Regulation D promulgated under the Securities Act of 1933 (as amended) and an additional private placement common stock sale of 300,000 shares, totaling combined net proceeds of approximately $568,000. This amount was partially offset by higher net borrowings on notes payable of approximately $210,000 this year.

Since our inception, we have financed our operations primarily through sales of our common stock, issuance of convertible promissory notes, outside loans, and loans and convertible debt provided by our President and Chief Executive Officer. We have no credit lines or facilities as of March 31, 2009, nor have we ever had a credit facility since our inception.  We anticipate requiring additional cash to fund our operations in 2009. We anticipate this funding to come from loans from William Patridge, debt bridge financing or loans of up to $2,000,000 during the first half of 2009, and additional debt or equity financing in the second half of 2009 of $2,000,000 to $7,000,000. Any such sale of common stock or other securities will lead to further dilution of the equity ownership of existing holders of our common stock. The proceeds from additional financing anticipated will be required to meet our current liabilities of $904,433 as of March 31, 2009. Of this amount, $388,870 is due to William Patridge on June 30, 2009. Our proceeds from financing will also need to pay non-cancelable lease commitments of $23,851 during 2009, pay down other current liabilities of $491,712 as of March 31, 2009 and to fund our monthly operating activities during 2009.

We currently have no material commitments for capital expenditures.

Because of our operating losses and negative cash flows incurred since inception, our independent auditors have included an explanatory paragraph in its report on our financial statements for 2008 and 2007 expressing doubt regarding our ability to continue as a going concern. Our ability to fund our liquidity and working capital needs in the near future will be dependent upon successful execution of our current business strategy and repositioning efforts. We will have to obtain significant additional capital through the sale of additional equity and/or debt securities, and from other financing activities, such as strategic partnerships, in order to execute our business plan. The economic downturn and the current challenges facing the financial markets may make it difficult for us to raise capital, or to raise capital on terms acceptable to the Company. Therefore, there is no assurance that we will obtain any outside financing, or that we will do so on favorable terms, and no assurance can be given that we will have sufficient capital available to operate beyond May 2009 or that we will be able to affect our new business plan in the non-PVC and bioplastics market.

We have no off-balance sheet arrangements as defined in Item 303(a)(4) of Regulation S-K.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK .

Not applicable.

ITEM 4T. CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures

Our management, with the participation of the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Securities and Exchange Act of 1934, as amended) as of the period covered by this quarterly report.  Based upon this evaluation, management has concluded that the Company’s disclosure controls and procedures are effective at a reasonable assurance level in ensuring that information required to be disclosed by us in our reports is recorded, processed, summarized and reported within the required time periods. The foregoing conclusion is based, in part, on the fact that we are a small public company.

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

For the quarter ended March 31, 2009, our Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of our internal controls over financial reporting pursuant to the Exchange Act Rule 13a-14.  Based on their evaluation, we have concluded that as of the end of the period covered by this quarterly report, our internal controls over financial reporting are effective at a reasonable assurance level in ensuring that information required to be disclosed by us in our reports is recorded, processed, summarized and reported within the required time periods. The foregoing conclusion is based, in part, on the fact that we are a small public company in the development stage of our new business operations.

Changes in Internal Controls. There was no change in our internal control over financial reporting during the quarter ended March 31, 2009, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II

ITEM 1. LEGAL PROCEEDINGS ..

There have been no material developments with respect to any of the legal proceedings described in our previously filed Annual Report on Form 10-K for the fiscal year ended December 31, 2008.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS .

During the quarter covered by this quarterly report, the Company sold equity securities and such sales were not registered under the Securities Act of 1933.  For additional details regarding such sales of equity securities, please refer to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on April 22, 2009.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES .

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS .

None.

ITEM 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS.

10.1	Convertible Promissory Note, dated as of March 31, 2009, issued by
ecoSolutions Intl in favor of William Patridge*
31.1	Rule 13a-14(a) Certification, as adopted pursuant to Section 302 of the
Sarbanes-Oxley Act of 2002 *
31.2	Rule 13a-14(a) Certification, as adopted pursuant to Section 302 of the
Sarbanes-Oxley Act of 2002 *
32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to
Section 906 of the Sarbanes-Oxley Act of 2002*
32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to
Section 906 of the Sarbanes-Oxley Act of 2002*

*Filed herewith.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ECOSOLUTIONS INTL

Date: May 14, 2009	By:	/s/ William Patridge
William Patridge Chief Executive Officer